Form 10-Q
period 1995-09-30
SILVER SCREEN PARTNERS IV L P
filed 1995-11-15
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


         (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
              REQUIRED)

For the transition period from...............to...........

Commission file number 0-17713

                         SILVER SCREEN PARTNERS IV, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                06-1236433
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)


936 Broadway
New York, New York                                      10010
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 995-7600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                              YES  X      NO
                                  ---        ---

                          I. PART FINANCIAL INFORMATION


     Item 1.   Financial Statements.

               The financial information set forth below is set forth in the September 30, 1995 Third Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

               Balance Sheets -- September 30, 1995 and December 31, 1994.

               Statement of Operations -- For the Three and Nine Months ended September 30, 1995 and 1994.

               Statements of Partners' Equity -- For the Nine Months ended September 30, 1995 and the Year ended December 31, 1994.

               Statements of Cash Flows -- For the Nine Months ended September 30, 1995 and 1994.

               Notes to Financial Statements.

               The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

               Revenues for the nine months and quarter ended September 30, 1995 were approximately $9,414,000 and $965,000, respectively, as compared with approximately $18,417,000 and $5,481,000 for the comparable periods in 1994. Revenues for the nine months and quarter ended September 30, 1995 consisted of income from the Joint Venture of approximately $7,456,000 and $331,000, respectively, and investment revenues of approximately $1,958,000 and $634,000. Revenues for the comparable periods in 1994 consisted of income from the Joint Venture of approximately $17,161,000 and $5,029,000, respectively, and investment revenues of approximately $1,256,000 and $453,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Therefore, income from the Joint Venture decreased by approximately $9,705,000. The major portion of income from the Joint Venture for the third quarter of 1995 was generated by "White Fang" and "Beauty and the Beast." Interest rates for the first nine months of 1995 ranged from 5.1% to 5.9%, while those for the comparable period in 1994 ranged from 2.75% to 4.87%. A decrease in funds available for investment offset by fluctuating interest rates resulted in an increase in interest income of approximately $702,000.

               Expenses for the nine months ended September 30, 1995 were approximately $3,071,000 as compared with approximately $2,718,000 for the comparable period in 1994. The increase in expenses is due principally to two factors. First, there was a $16,000 increase in the aggregate cost of the 10% per annum charge on the remaining overhead fee payable that was accrued in 1995 as compared to 1994. Second, the Partnership incurred approximately $370,000 of costs associated with preparations for negotiation of the sale by the Partnership of its interest in the Joint Venture. These costs, which are considered to benefit each of the Partnership, Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions of each. See Item 5. Other expenses decreased overall by $34,000.

               The Partnership generated net income of approximately $6,343,000 for the nine months ended September 30, 1995, as compared with net income of approximately $15,699,000 for the comparable period in 1994. The decrease in net income is primarily the result of a decrease in film revenues and the increase in expenses as stated above.

               The Partnership has commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which approximately $598,760,000 has been expended as of September 30, 1995. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released

October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

               During the quarter ended September 30, 1995, the Partnership made cash distributions to the Partners which amounted to approximately $12,121,212 in the aggregate. Although all of the Joint Venture Films have been released, the Partnership anticipates that it will continue to receive revenues and make quarterly cash distributions in the future.


     Liquidity and Capital Resources

               Inasmuch as the funding obligations of the Partnership with respect to the financing of the Joint Venture Films have been fully complied with or reserved against, the Partnership has no material commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from temporary investments and from the Joint Venture, less reserves established as determined by the Managing General Partner, are the sources of liquidity for the Partnership. The Partnership has no material requirements for liquidity other than its general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

Item 3.  Selected Financial Data

SILVER SCREEN PARTNERS IV, L.P.


                                   Three Months          Nine Months         Three Months          Nine Months
                                   Ended                 Ended               Ended                 Ended
                                   Sept. 30, 1995        Sept. 30, 1995      Sept. 30, 1994        Sept. 30, 1994
                                   --------------        --------------      --------------        --------------
Revenues:
  Income from
 Joint Venture                     $330,902              $7,456,008          $5,028,548            $17,160,641
  Interest income                  $633,755               1,958,454             452,526              1,256,443
                                   --------              ----------          ----------            -----------
                                   $964,657               9,414,462           5,481,074             18,417,084

Costs and Expenses:
  General and
   administrative
   expenses                        $974,408               3,071,088             957,724              2,718,173
                                   --------              ----------          ----------            -----------

Net income                          ($9,751)             $6,343,374          $4,523,350            $15,698,911
                                   --------              ----------          ----------            -----------

Net income per
$500 limited
partnership unit
(based on 800,000
Units outstanding)                  ($0.01)              $7.85               $5.60                 $19.43
                                    ------               -----               -----                 ------

Cash distribution
per $500 limited
partnership unit                   $15                   $60.00              $15.00                $59.00
                                   ---                   ------              ------                ------


                                                       Sept. 30, 1995                            Sept. 30, 1994
                                                       --------------                            --------------

Total assets                                           $149,744,019                               $195,976,033
                                                       ------------                               ------------


                        See notes to financial statements

The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31.The Partnership's September 30, 1995 statements reflect the Joint Venture's results of operations for the period ended June 30, 1995.

     DISNEY-SILVER SCREEN IV JOINT VENTURE

                                                     Three Months           Nine Months          Three Months           Nine Months
                                                            Ended                 Ended                 Ended                 Ended
                                                    June 30, 1995          June 30,1995         June 30, 1994         June 30, 1994
                                                    -------------          ------------         -------------         -------------

Revenues:                                            $ 16,688,328          $ 73,047,786          $ 24,460,652          $ 85,062,183


Costs and expenses:
Amortization of film
production costs                                     ($10,567,372)         ($52,212,131)         ($11,020,440)         ($43,527,566)

Participation expense:
  The Walt Disney
Company:                                             ($ 4,090,916)         ($ 2,474,508)         ($ 2,123,200)         ($ 5,335,096)
  Third party participants:                          ($ 2,151,463            (3,148,415)           (2,079,301)           (5,792,380)
                                                     ------------          ------------          ------------          ------------
Net Income:                                          ($   121,423)         $ 15,212,732          $  9,237,711          $ 30,407,141
                                                     ============          ============          ============          ============

Net income allocated to:
  Silver Screen Partners
 IV, L.P.                                                                  $  7,456,008                                $ 17,160,641
  The Walt Disney Company                                                  $  7,756,724                                $ 13,246,500
                                                                           ------------                                ------------
                                                                           $ 15,212,732                                $ 30,407,141
                                                                           ============                                ============

                                                                          June 30, 1995                          September 30, 1994
                                                                          -------------                          ------------------

Assets
Receivable from Buena Vista
 Pictures Distribution, Inc.                                               $ 27,989,236                                $ 32,357,177

Receivable from Silver
Screen Partners IV, L.P.                                                   $    348,474                                $    524,183

Film production costs, less
accumulated amortization
of $616,644,612 and
$564,432,481 at June 30,
1995 and September 30,
1994, respectively                                                         $138,070,309                                $190,665,946
                                                                           ------------
                                                                           $166,408,019                                $223,547,306
                                                                           ============                                ============

Liabilities and Venturers'
Capital Accounts and
distributions payable to:
  Silver Screen Partners IV,
L.P.                                                                       $ 10,564,796                                $  8,776,150
The Walt Disney Company                                                    $ 14,495,960                                $ 18,311,333
Deferred Revenue                                                           $  2,129,911                                $  4,177,042

                                                     Three Months           Nine Months          Three Months           Nine Months
                                                            Ended                 Ended                 Ended                 Ended
                                                    June 30, 1995          June 30,1995         June 30, 1994         June 30, 1994
                                                    -------------          ------------         -------------         -------------

Venturers' capital:
  Silver Screen Partners IV,
L.P.                                                                       $103,890,596                                $151,533,822
  The Walt Disney Company                                                  $ 35,326,756                                $ 40,748,959
                                                                           ------------                                ------------
                                                                           $166,408,019                                $223,547,306
                                                                           ============                                ============

     Item 5.   Other Information.

               The registrant and The Walt Disney Company ("Disney") have entered into a letter agreement (the "Letter Agreement") dated September 11, 1995, executed by the registrant on September 29, 1995, providing for the purchase by Disney, on the terms and conditions set forth in the Letter Agreement, of all of the registrant's rights and interests in and with respect to Disney-Silver Screen IV Joint Venture, the Joint Venture which owns the library of films. The information contained in the Letter Agreement is incorporated herein by reference. The Letter Agreement is filed herewith as
Exhibit 10.

                           PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 10 --  Letter Agreement dated September 11, 1995 between
                              The Walt Disney Company and the registrant
                              (executed by the registrant on September 29, 1995), with Terms and Conditions attached thereto.

               Exhibit 20 --  1995 Third Quarter Report

               Exhibit 27 --  To be filed supplementally.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVER SCREEN PARTNERS IV, L.P.,
                                         a Delaware limited partnership


                                       By:  Silver Screen Management Services,
                                            Inc., Managing General Partner


Date: November 14, 1995                By:  /s/ Roland W. Betts
                                            -------------------
                                            Roland W. Betts, President