Form 10-Q/A
period 1995-09-30
SILVER SCREEN PARTNERS IV L P
filed 1995-12-22
CIK 826600

FORM 10-Q/A

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

     THIS FORM 10-Q/A AMENDS PART II, ITEMS 6(A) OF THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 31, 1995 TO INCLUDE
EXHIBIT 27, THE FINANCIAL DATA SCHEDULE REQUIRED BY ITEM 601(C) OF REGULATION S-K AND RULE 401 OF REGULATION S-T.