Form 10-K
period 1995-12-31
SILVER SCREEN PARTNERS IV L P
filed 1996-04-01
CIK 826600

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-17713

                         SILVER SCREEN PARTNERS IV, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                            06-1236433
- -------------------------------     ----------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
- ----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (212) 336-6700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X                   NO
                                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I


ITEM 1.   BUSINESS.

     Silver Screen Partners IV, L.P. ("Silver Screen IV") was organized in December 1987. A public offering of units of assigned limited partnership interests was completed in October 1988, which raised $400 million. After payment of offering costs and fees, approximately $357 million was available for investment in films (the "Net Offering Proceeds").

     Silver Screen IV entered into a Joint Venture agreement (the "Joint Venture Agreement") with The Walt Disney Company ("Disney") for the purpose of financing (in whole or in part), producing and exploiting all feature length theatrical motion pictures selected for production by Disney from the time funds provided by Silver Screen IV began to be utilized (the "Joint Venture Films"). Silver Screen IV was obligated to use its best efforts to provide to the Joint Venture funds in an amount equal to 150% of the gross proceeds of the offering (all amounts being contributed toward the Joint Venture Films being hereinafter referred to as the "Partnership Contribution"). Amounts in excess of the Net Offering Proceeds have been derived from revenues earned on temporary investments of Net Offering Proceeds prior to investment in Joint Venture Films, revenues received by Silver Screen IV from the Joint Venture's investment in Joint Venture Films and, to the extent necessary, borrowings by Silver Screen
IV. Pursuant to the terms of Silver Screen IV's Amended and Restated Agreement of Limited Partnership ("the Partnership Agreement"), which is incorporated by reference as Exhibit 4 hereto, Silver Screen IV had the authority to borrow funds in an amount up to 75% of the gross proceeds of the offering.

     On December 21, 1990, Silver Screen IV established a revolving credit facility of $60,000,000 with a syndicate of commercial banks led by Manufacturers Hanover Trust Company. On October 1, 1991 the facility was reduced to $20,000,000, and on January 17, 1992 the facility was discontinued. This facility was utilized by Silver Screen IV to meet its best efforts funding obligation to provide funds to the Joint Venture equal to 150% of the gross proceeds of the offering. Under the facility, Silver Screen IV borrowed funds at interest rates of prime plus 1/2%.

     Buena Vista Pictures Distribution, Inc. (formerly Buena Vista Distribution, Inc.) ("BV"), a wholly-owned subsidiary of Disney, has been licensed to distribute all Joint Venture Films in all media and in all territories throughout the world. BV has paid and will pay the expenses in connection with the worldwide distribution of each Joint Venture Film.

     All Silver Screen IV funds not invested in films are temporarily invested in government securities and in time or demand deposits in commercial banks, or in other securities as permitted under the terms of the Partnership Agreement.

     The business of Silver Screen IV is managed by Silver Screen Management Services, Inc., a Delaware corporation which is a general partner of Silver Screen IV (the "Managing General Partner"). Silver Screen IV participates through Disney-Silver Screen IV Joint Venture (the "Joint Venture") in the production, ownership and exploitation of the Joint Venture Films and in the distribution and marketing of the Joint Venture Films in all primary and ancillary markets. The Managing General Partner is responsible for the preparation of reports and tax information to be provided to the Limited Partners.

     Silver Screen IV had commitments to thirty-three films, all of which have been completed and released with total budgets amounting to approximately $599,000,000, of which substantially all was expended as of December 31, 1994. Accordingly, the Partnership will not finance or purchase any additional motion pictures. These films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man" released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced
Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "The Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From a Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released on February 28, 1992.

Buyout
- ------

     Silver Screen IV has entered into a Letter Agreement (the "Buyout Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen IV's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films). Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that BV will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement (as defined below) for all revenues received by BV through April 30, 1998. The Managing Partner expects that distributions to Silver Screen IV from the Joint Venture will diminish, especially after 1996 when most of the Joint Venture films have been exploited in most markets and all but one film's Revenue Shortfall Payment will have been received. The Buyout Agreement has been filed as an exhibit to Silver Screen IV's quarterly report on Form 10-Q dated September 30, 1995 and the terms thereof are incorporated herein by reference.

Joint Venture Agreement
- -----------------------

     Each Joint Venture Film was produced in accordance with the Joint Venture Agreement. Under the Joint Venture Agreement, Silver Screen IV contributed to the Joint Venture all amounts included in the Partnership Contribution. Disney contributed all motion picture projects developed and selected for production until the Partnership Contribution was fully committed. Disney also furnished production services for all the Joint Venture Films, and furnished or obtained all financing not furnished by Silver Screen IV.

     Some of the Joint Venture Films have been produced by third parties and acquired by the Joint Venture in completed form (the "Acquired Films"). As provided in the Joint Venture Agreement, the allocation of revenues from Acquired Films are the same as for Joint Venture films, except in instances where alternative arrangements have been entered into as permitted by the Joint Venture Agreement.

     Contributions by Silver Screen IV to the Joint Venture were made on a film by film basis and were based upon budgeted production cost (the "Budgeted Film Cost") of all Joint Venture Films produced by the Joint Venture and upon the acquisition cost (the "Acquisition Cost") of all Acquired Films. The Partnership Contribution was committed to the Joint Venture, film by film, in the order that each Joint Venture Film commenced principal photography by the Joint Venture in an amount equal to 100% of the Budgeted Film Cost (or, in the case of an Acquired Film, the Acquisition Cost) of each such Joint Venture Film until such time as the entire Partnership Contribution was so committed. Silver Screen IV was not obligated to commit funds with respect to any one Joint Venture Film in excess of $20,000,000 in the case of any Disney animated film, Touchstone film and any film produced by Hollywood Pictures, Inc., a newly-created wholly-owned subsidiary of Disney, or in excess of $15,000,000, in the case of any Disney non-animated film.

     Disney was solely responsible for the development of motion picture projects for financing by the Joint Venture, the production (or acquisition in the case of an Acquired Film) by the Joint Venture of each Joint Venture Film and the delivery by the Joint Venture of each such Joint Venture Film to BV in full compliance with the terms and conditions of the Distribution Agreement between the Joint Venture and BV (the "Distribution Agreement"). Disney's production responsibilities included all services customarily performed by a major studio. Disney was responsible for any cost overruns and acted in effect as completion guarantor.

     The Budgeted Film Cost of each Joint Venture Film consists of all costs customarily included as direct production costs in the motion picture industry, including overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, all deferred guaranteed compensation and an additional development fee to Disney in the amount of $500,000. The budget of each Joint Venture Film must be approved in writing by both parties, acting reasonably, prior to the commencement of principal photography. Disney is empowered to grant participations in the profits of any Joint Venture Film to third parties on behalf of the Joint Venture up to an amount no greater in the aggregate than 55% of 100% of the net profits of any non-animated Joint Venture Film and 50% of 100% of the net profits of any animated Joint Venture Film.

     If the average production cost per film for all Joint Venture Films is less than $16,500,000, Silver Screen IV will pay Disney an Underbudget Bonus equal to the difference between $16,500,000 and the average production cost, up to a maximum of $500,000 per Joint Venture Film, multiplied by the total number of Joint Venture Films. The Underbudget Bonus, if paid, will be deemed to increase the Budgeted Film Cost (or Acquisition Cost) of all Joint Venture Films. Production Cost excludes certain items included in Budgeted Film Cost. Disney may exclude from such calculations with respect to up to two Joint Venture Films amounts expended by Disney on the Budgeted Film Costs or Acquisition Costs in excess of the maximum contributions of Silver Screen IV provided therefore in the Joint Venture Agreement. Based on the cost of all Joint Venture films, no Underbudget Bonus has been paid.

     The revenue formula under the Joint Venture Agreement is designed to assure that Silver Screen IV will receive Joint Venture distributions equal to not less than 100% of the Partnership Contribution applied toward the Joint Venture Films on a film by film basis before Disney recoups cost overruns or receives any share of profits. All revenues of the Joint Venture are derived exclusively from the revenues allocated to the Joint Venture pursuant to the Distribution Agreement during the term thereof. Revenues received by the Joint Venture in respect of Joint Venture Films have been and will be allocated between the parties as follows:

          ---100% to Silver Screen IV and Disney in proportion to their respective actual investments in the Budgeted Film Cost of each Joint Venture Film until they have recovered the amount of the Budgeted Film Cost actually expended or the Acquisition Cost of such Joint Venture Film;

          ---thereafter, 100% to Disney until Disney has recouped any cost overruns;

          ---thereafter, after payment of applicable participations, 75% to Silver Screen IV and 25% to Disney; provided that in the event that Silver Screen IV has committed to less than the full amount of the Budgeted Film Cost or Acquisition Cost of a Film as permitted by the Joint Venture Agreement, the percentage of revenues allocable to Silver Screen IV with respect to such Film will be equal to 75% of the percentage of such Budgeted Film Cost or Acquisition Cost committed by Silver Screen IV, with remainder allocated to Disney; and

          ---thereafter, after payment of applicable participations, 62-1/2% to Silver Screen IV and 37-1/2% to Disney, provided that in the event that Silver Screen IV has committed to less than the full amount of the Budgeted Film Cost or Acquisition Cost of a Film as permitted by the Joint Venture Agreement, the percentage of revenues allocable to Silver Screen IV with respect to such Film will be equal to 62-1/2% of the percentage of such Budgeted Film Cost or Acquisition Cost committed by Silver Screen IV, with the remainder allocated to Disney.

     In addition, certain other payments in respect of "Revenue Shortfalls" will be payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film is the difference, if any, between the Budgeted Film Cost actually expended or Acquisition Cost and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV is obligated to pay to the Joint Venture an amount equal to the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event will the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets subject to adjustment in certain cases. During the year ended December 31, 1995 the Partnership received Revenue Shortfall Payment on four films amounting to $26.0 million.

Distribution Agreement
- ----------------------

     Pursuant to the Distribution Agreement, BV will distribute the Joint Venture Films for a term ending December 31, 1998, in all media throughout the world.

     BV (either directly or through third-party licensees or affiliated companies) is obligated to release and distribute each of the Joint Venture Films delivered to it in accordance with and subject to customary and reasonable business practices in the motion picture industry in all media throughout the world, including theatrical, non-theatrical, television, cable television, home video, syndication, music, print publication, merchandising and new technologies.

     BV has paid and will pay all costs incurred in connection with the promotion, marketing and distribution of each Joint Venture Film. In connection with the U.S. theatrical release of each Joint Venture Film, BV has committed to expend certain minimum amounts. The Distribution Agreement provides that BV is entitled to customary distribution fees, which vary in each medium, and that the Joint Venture is entitled to an escalating percentage of the gross proceeds generated by theatrical distribution of each Joint Venture Film.

Competition
- -----------

     Silver Screen IV is in competition with other institutions which provide financing for films, some of which have substantially greater financial and personnel resources than the Managing General Partner and Silver Screen IV. These institutions include the major film studios and television networks. There is substantial competition in the industry for a limited number of producers, directors, actors and properties which are able to attract major distribution in all media and all markets throughout the world.

     There is intense competition within the industry for exhibition time at theaters and for the attention of the movie-going public. Competition for distribution in other media is as intense as the competition for theatrical distribution.

Employees
- ---------

     Silver Screen IV has no employees. Silver Screen IV's business is administered by the staff of the Managing General Partner.

ITEM 2.   PROPERTIES.

     Silver Screen IV neither owns nor leases any physical properties. The Managing General Partner occupies offices in New York, New York.

ITEM 3.   LEGAL PROCEEDINGS.

     Silver Screen IV knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY
          HOLDER MATTERS.

     As of January 31, 1996, there were 51,994 Limited Partners of record holding an aggregate of 800,000 limited partnership units of Silver Screen IV (the "Units"). The Units are not traded securities in any market.

     The Partnership Agreement of Silver Screen IV provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Four distributions were made to the Limited Partners in 1995 which aggregated $60,000,000. The distributions were as follows: January 27
- - $30.00;  April 28 - $15.00;  July 27 - $15.00 and  October  27 - $15.00.  Four
distributions were made to the Limited Partners in 1994 which aggregated $56,000,000. The distributions per Unit were as follows: January 28 - $33.00; April 22 - $21.00; July 22 - $5.00 and October 28 - $11.00.

ITEM 6.   SELECTED FINANCIAL DATA

                          Year ended      Year ended     Year ended      Year ended      Year ended
                         December 31,    December 31,   December 31,    December 31,    December 31,
                            1995            1994            1993            1992            1991
                        ------------    ------------    ------------    ------------    ------------
Revenues:
 Income
  from Joint Venture    $  9,531,277    $ 23,023,577    $ 60,811,416    $ 29,507,411    $ 26,414,467

 Interest income ...       2,604,893       1,927,300       1,458,200       1,989,445       1,698,202
                        ------------    ------------    ------------    ------------    ------------
                          12,136,170      24,950,877      62,269,616      31,496,856      28,112,669
                        ------------    ------------    ------------    ------------    ------------
Expenses:
 General and
 administrative
 expenses ..........       4,078,150       3,592,351       3,418,833       3,489,110       3,338,553

 Interest and
 borrowing costs ...            --              --              --           206,344       1,332,565
                        ------------    ------------    ------------    ------------    ------------
                           4,078,150       3,592,351       3,418,833       3,695,454       4,671,118
                        ------------    ------------    ------------    ------------    ------------
Net income .........    $  8,058,020    $ 21,358,526    $ 58,850,783    $ 27,801,402    $ 23,441,551
                        ============    ============    ============    ============    ============

Net income per
$500 limited
partnership unit
(based on 800,000
Units outstanding ..    $       9.97    $      26.43    $      72.83    $      34.40    $      29.01
                        ============    ============    ============    ============    ============

Cash distribution
per $500 limited
partnership  unit ..    $      75.00    $      70.00    $     131.00    $     181.50    $      48.75
                        ============    ============    ============    ============    ============

Total assets .......    $138,506,425    $193,395,146    $225,932,541    $270,613,488    $387,022,955
                        ============    ============    ============    ============    ============


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

     The following is an analysis of the results of operations of Silver Screen IV for the years ended December 31, 1995, 1994 and 1993.

     Silver Screen IV is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen IV's income since income or loss of Silver Screen IV is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
- ---------------------------------------------------------------------

     Net income for the year ended December 31, 1995 was approximately $8,058,000 compared to net income of approximately $21,359,000 for the year ended December 31, 1994. Income for the year ended December 31, 1995 consisted of income from the Joint Venture of approximately $9,531,000, a decrease of approximately $13,493,000 from the prior annual period. The decrease occured because most of the films in which the Partnership has an interest have been released in the theatrical, home video, pay cable markets and are making their way through the remaining markets. Income from the Joint Venture for the year ended December 31, 1995 was primarily derived from "Beauty and the Beast," "Little Mermaid," and at a lesser amount for "Pretty Woman," "White Fang," "Where the Heart Is" and several other films.

     Interest income generated by the investment of temporary investments of revenues pending distributions to partners for the year ended December 31, 1995 was approximately $2,605,000, a $678,000 increase from the prior annual period due to an increase in the weighted average daily interest rate to 5.82% in 1995 from 4.129% in 1994. General and administrative expenses for the year ended December 31, 1995 were approximately $4,078,000, a $486,000 increase from the prior annual period. The increase in expenses is due to several factors. First, the Partnership incurred approximately $571,000 of costs associated with preparations for negotiation of the sale by the Partnership of its interest in the Joint Venture. These costs, which are considered to benefit each of the Partnership, Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions of each. Second, reporting to partners increased by $40,000, while audit expenses and payroll related expenses decreased by approximately $40,000 and $57,000, respectively. Third, there was a $13,000 decrease in the aggregate cost of the

10% per annum charge on the remaining overhead fee payable that was accrued in 1995 as compared to 1994. Finally, other expenses decreased overall by $15,000.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
- ---------------------------------------------------------------------

     Net income for the year ended December 31, 1994 was approximately $21,359,000 compared to net income of approximately $58,851,000 for the year ended December 31, 1993. Income for the year ended December 31, 1994 consisted of income from the Joint Venture of approximately $23,024,000, a decrease of approximately $37,787,000 from the prior annual period. At this time, most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Therefore, film revenues will decline. Income from the Joint Venture for the year ended December 31, 1994 was principally derived from foreign home video revenue from "Beauty and the Beast" and merchandising revenues from "The Little Mermaid" and "Beauty and the Beast". Additional income was generated by "Pretty Woman," "Rescuers Down Under" and "Dead Poets Society."

     Interest income generated by the investment of temporary investments of revenues pending distributions to partners for the year ended December 31, 1994 was approximately $1,927,000, a $469,000 increase from the prior annual period. A decrease in funds available for investment was offset by an increase in interest rates. The weighted average daily interest rate increased to 4.129% in 1994 from 3.27% in 1993. General and administrative expenses for the year ended December 31, 1994 were approximately $3,592,000, a $174,000 increase from the prior annual period. The compounding effect of the overhead fee is responsible for an increase of approximately $250,000, while reporting to partners and film audit and general and administrative expenses in general decreased by approximately $76,000.

Liquidity and Capital Resources
- -------------------------------

     Inasmuch as the funding obligations of Silver Screen IV with respect to the financing of the Joint Venture Films have been fully complied with, Silver Screen IV has no material commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from temporary investments and from the Joint Venture, less reserves established as determined by the Managing General Partner, are the sources of liquidity for Silver Screen IV. Silver Screen IV has no material requirements for liquidity other than its general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     The Managing General Partner expects that Silver Screen IV will continue to receive distribution from the Joint Venture (which will substantially diminish since the Joint Venture Films have been exploited in most markets) until Silver Screen IV sells its interests in the Joint Venture on November 30, 1998.

     Although the Joint Venture Films have been released in most film markets around the world, Silver Screen IV anticipates that it will continue to receive revenues from certain film markets. However, revenues in a particular quarter may not be sufficient to justify making a cash distribution and therefore, future cash distributions may fluctuate and there may be quarters where no distributions will be paid.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the financial statements referenced in Item 14 of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen IV is a Limited Partnership managed by the Managing General Partner and has no officers or directors. The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management, Inc. ("SSM"), which serves as managing general partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to a license agreement with a subsidiary of Home Box Office, Inc., in the case of Silver Screen Partners, L.P., and pursuant to joint venture agreements with Disney, in the case of Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P. Neither the Limited Partners nor any General Partner of Silver Screen IV other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen IV.

     Roland W. Betts, 49, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     In addition to Mr. Betts, the executive officers and directors of the Managing General Partner are as follows:

         Name                            Positions Held
         ----                            --------------

Paul Bagley                    Chairman of the Board, Director
Tom A. Bernstein               Executive Vice President,
                               Secretary, Director
John A. Tommasini              Director
William Turchyn, Jr.           Director

     Paul Bagley, 53, is the President and CEO of Laidlaw Holdings, Inc. He is also a founding principal of Stone Pine Capital, an investment banking group which owns a controlling interest in Laidlaw. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and it predecessor, E.F. Hutton & Company Inc. He served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley controls Fiduciary Capital, a U.S. registered investment advisor which provides mezzanine debt and equity capital to corporations. Mr. Bagley is also Chairman and Chief Executive Officer of American National Security, which provides security services to commercial and residential customers. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley is also a Director of Logan Machinery Corporation, a manufacturer of all-terrain vehicles, and EurekaBank, a Federal savings bank. He is also a director of America First Financial Corporation, listed on NASDAQ. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein,  43, has been Executive Vice  President,  of the Managing
General Partner since June 1983 and a Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President, Secretary, a Director and principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc.

which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 51, the President of Laidlaw Equities, Inc., a NASD registered broker dealer, has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F.Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 50, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the fees, income, distributions and the amounts payable to the General Partners of Silver Screen IV and their affiliates in connection with the management of Silver Screen IV. The executive officers and directors of the Managing General Partner serve without direct compensation from Silver Screen IV. Except as set forth below, the General Partners and their affiliates will receive no remuneration of any type whatsoever from Silver Screen IV in connection with the administration of Silver Screen IV's affairs.

                            CASH COMPENSATION TABLE1

- --------------------------------------------------------------------------------
     (A)                      (B)                             (C)
- --------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated as
  Management, Inc.      Partner                  four percent of the Budgeted


                                                 Film Cost (excluding overhead)
                                                 or Acquisition Cost (excluding

- ----------
1   See definitions below.

                                                 overhead) actually contributed
                                                 by Silver Screen IV to each
                                                 Joint Venture Film (aggregate
                                                 of $11,701,154 as of December
                                                 31, 1995), plus 10% per annum,
                                                 profits, losses and compounded
                                                 quarterly, to the extent the
                                                 payment is deferred
                                                 ($13,841,596 in the aggregate
                                                 as of December 31, 1995). In
                                                 addition, until the holders of
                                                 Units have received cash
                                                 distributions sufficient to
                                                 reduce their Adjusted Capital
                                                 Contributions plus an amount
                                                 equal to 8% of their Adjusted
                                                 Capital Contributions per annum
                                                 to zero, the Managing General
                                                 Partner will be allocated 0.9%
                                                 of the profits, losses and
                                                 Disbursable Cash; thereafter
                                                 until the holders of Units have
                                                 received cash distributions
                                                 sufficient to reduce their
                                                 Adjusted Capital Contributions
                                                 plus an amount equal to 15% of
                                                 their Adjusted Capital
                                                 Contributions per annum to
                                                 zero, the Managing General
                                                 Partner allocated 9.9% of the
                                                 profits, losses and Disbursable
                                                 Cash; thereafter the Managing
                                                 General Partner will receive
                                                 19.9% of such items. During
                                                 1995, $545,455 was distributed
                                                 to the Managing General Partner
                                                 from Disbursable Cash.

Roland W. Betts       Individual General         Mr. Betts is
                      Partner                    allocated 0.1% of the
                                                 profits, losses and Disbursable
                                                 Cash. Mr. Betts received
                                                 $60,605 therefrom in 1995.

Definitions Used in Cash Compensation Table
- -------------------------------------------

Initial Capital
Contribution .......... $500 per Unit

Adjusted Capital
Contribution .......... With respect to each Unit, the Initial Capital
                        Contribution reduced by all cash distributions thereon. The Adjusted Capital Contribution may not, however, be less than zero. The Adjusted Capital Contributions differ from the Limited Partners' capital accounts for tax and accounting purposes.

Disbursable Cash ...... Receipts from operations, or funds released from reserves, after deducting cash used to pay operating expenses (including expenses reimbursable to the Managing General Partner), debt service, capital expenditures and amounts used for the creation or restoration of reserves, but without deduction for depreciation or amortization of film investments. Receipts from operations include all items of income, whether ordinary or extraordinary.

Budgeted Film Cost .... The estimated cost of a Joint Venture Film, including contingency reserves of 7-1/2% and overhead of 17-1/2%. The Budgeted Film Cost also includes all fixed deferments, bonuses and participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, deferred guaranteed compensation and an additional development fee to Disney in the amount of $500,000.

Acquisition Cost ...... The cost to the Joint Venture to acquire an Acquired
                        Film plus each of the elements included in Budgeted Film Cost; provided that the Acquisition Cost does not include a contingency reserve.

     The Partnership Agreement provides that all Silver Screen IV expenses, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by Silver Screen IV. Subject to restrictions contained in the Partnership Agreement, the Managing General Partner has been reimbursed for certain administrative services. In addition, the Managing General Partner has been reimbursed for expenses incurred in connection with the organization of Silver Screen IV and the public offering of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     No officer or Director of the Managing General Partner beneficially owns any equity securities of Silver Screen IV. To the knowledge of Silver Screen IV, no unitholder beneficially owns more than 5% of the Units of Silver Screen IV.

     Roland W. Betts and Tom A. Bernstein are controlling shareholders of the Managing General Partner. Of the 100 issued and outstanding shares of Common Stock of the Managing General Partner, 60 are owned by Roland W. Betts and 40 are owned by Tom A. Bernstein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Items 10, 11 and 12 hereof.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners IV, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:

                                                           Page
                                                           ----

         Independent auditors' reports ...................  F-4

         Balance sheets as of December 31, 1995 and
                  1994 ...................................  F-5

         Statement of operations for the years ended
                  December 31, 1995, 1994 and 1993 .......  F-6

         Statement of partners' equity for the years ended
                  December 31, 1995, 1994 and 1993 .......  F-6

         Statement of cash flows for the years ended
                  December 31, 1995, 1994 and 1993 .......  F-7

         Notes to Financial Statements ...................  F-8-11

     (a)2. Financial Statement Schedules
     -----------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a)3. Exhibits
     --------------

            4     Amended and Restated Agreement of Limited Partnership2

            10(a) Joint Venture  Agreement  dated as of December 23, 1987 by and between Silver Screen IV and the Walt Disney Company.3

            10(b) Distribution  Agreement  dated as of December  23, 1987 by and between Disney -- Silver Screen IV Joint Venture and BV Pictures Distribution Inc.4

            10(c) Letter  Agreement  dated  September  11,  1995 by and  between
                  Silver Screen IV and The Walt Disney Company.5



- ----------
2    Incorporated by reference to Silver Screen IV's  Registration  Statement on
Form S-1, Registration No. 33-19249.

3    Incorporated  by reference to exhibits filed with Amendment No. 1 to Silver
Screen IV's Registration Statement on Form S-1, Registration No. 33-19249.

4    See footnote three.

5    Incorporated  by  reference  as exhibit 10 filed with Form 10-Q,  quarterly report dated September 30, 1995.

(b)  Report on Form 8-K
     ------------------

     Silver Screen Partners IV, L.P. filed Form 8-K on November 11, 1991 reporting the incorrect allocation of income to Silver Screen Partners IV by the Joint Venture and the restatement of prior period income for year ended December 31, 1990.

     (d)1. Financial Statements
     --------------------------

     The following financial statements of the Disney-Silver Screen IV Joint Venture are included as required by Regulation S-X:

                                                          Page
                                                          ----

         Report of Independent Auditor .................. F-14

         Balance sheet as of September 30, 1995
         and 1994........................................ F-15

         Statement of Income for the three years ended
         September 30, 1995 ............................. F-16

         Statement of Venturers' Capital for the three
         years ended September 30, 1995 ................. F-17

         Statement of Cash Flows for the three years
         ended September 30, 1995 ....................... F-18

         Notes to Financial Statements................... F-19-22

         Quarterly Financial Summary
         (Unaudited) for 1995 and 1994................... F-23

     (d)2. Financial Statement Schedules
     -----------------------------------

     Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SILVER SCREEN PARTNERS IV, L.P.
                               (a Delaware Limited Partnership)


                               By SILVER SCREEN MANAGEMENT SERVICES, INC. Managing General Partner

Dated:  March 29, 1996          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 1996          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     General Partner


                                 SILVER SCREEN MANAGEMENT SERVICES, INC.
                                 Managing General Partner

Dated:  March 29, 1996          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer


Dated:  March 29, 1996          By  /s/ Paul Bagley               *
                                    -------------------------------
                                    Paul Bagley
                                    Director,
                                    Silver Screen Management Services, Inc.


Dated:  March 29, 1996          By  /s/ Tom A. Bernstein          *
                                    -------------------------------
                                    Tom A. Bernstein
                                    Director,
                                    Silver Screen Management Services, Inc.

Dated: March 29, 1996           By   /s/ John A. Tommasini         *
                                     -------------------------------
                                     John A. Tommasini
                                     Director,
                                     Silver Screen Management Services, Inc.


Dated: March 29, 1996           By   /s/ William Turchyn, Jr.      *
                                     ------------------------------
                                     William Turchyn, Jr.
                                     Director,
                                     Silver Screen Management Services, Inc.
- ----------
* By Roland W. Betts, Attorney-in-Fact