Form 10-Q
period 1996-03-31
SILVER SCREEN PARTNERS IV L P
filed 1996-05-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-17713

                         SILVER SCREEN PARTNERS IV, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                     06-1236433
- ----------------------------------------                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Chelsea Piers, Pier 62 - Suite 300
New York, New York                                            10011
- ----------------------------------------                     ----------
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

                                    YES   X           NO
                                        -----            -----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1996 First Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- March 31, 1996 and December 31, 1995.

          Statements of Operations -- For the Three Months ended March 31, 1996 and 1995.

          Statements of Partners' Equity -- For the Three Months ended March 31, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Three Months ended March 31, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1996 were approximately $17,540,000, as compared with approximately $1,607,000 for the comparable three months in 1995. Revenues for the first three months of 1996 consisted of income from the Joint Venture of approximately $16,971,000 and investment revenues of approximately $568,000, while those for the comparable period in 1995 consisted of income from the Joint Venture of approximately $940,000 and investment revenues of approximately $668,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. However, income from the Joint Venture increased by approximately $16,031,000 due to Revenue Shortfall payments for "Scenes From A Mall" and "Run", also to a lesser amount for film revenues from "Beauty & The Beast," and

"Deceived". Interest rates for the first three months of 1996 ranged from 4.7% to 5.79%, while those for the comparable period in 1995 ranged from 5.0% to 6.04%. An increase in funds available for investment offset by decreased interest rates resulted in a decrease in interest income of approximately $100,000.

     Expenses for the three months ended March 31, 1996 were approximately $990,000 as compared with approximately $1,071,000 for the comparable period in 1995. The decrease in expenses is due to a lower cost (a decrease of $90,000) of the 10% per annum charged on the remaining overhead fee payable and also to a decrease of approximately $40,000 in film audit costs. This is offset by an increase in expenses associated with the sale of the Partnership's interest of approximately $50,000.

     The Partnership generated net income of approximately $16,550,000 for the three months ended March 31, 1996, as compared with net income of approximately $537,000 for the comparable period in 1995. The increase in net income is primarily the result of an increase in film revenues and the decrease in expenses as stated above.

     The Partnership has commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which approximately $598,750,000 has been expended as of March 31, 1995. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Racketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

     During the quarter ended March 31, 1996, the Partnership made cash distributions to the Partners which amounted to $12,121,212 in the aggregate. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.


     Investment in Joint Venture
     ---------------------------

     The investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investments, adjusted by the Partnership's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31. The investment in the Joint Venture on January 1, 1996 totaled $95,691,312.

     The Partnership entered into a Letter Agreement (the "Buyout Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement for all revenues received by BV through April 30, 1998.

     As a result of the Buyout Agreement the Partnership is using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and investments will be reduced in proportion that actual cash received bears to ultimate revenues expended.


     Liquidity and Capital Resources
     -------------------------------

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

ITEM 3.  SELECTED FINANCIAL DATA.


                         SILVER SCREEN PARTNERS IV, L.P.
                         -------------------------------


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                 March 31, 1996   March 31, 1995
                                                 --------------   --------------

Revenues
  Income from Joint
    Venture (Note 2) ............................   $ 16,971,450    $    939,711
     Interest income ............................        568,369        667,764
                                                    ------------   ------------
                                                      17,539,819      1,607,475
Expenses
   General and administrative
     expenses ...................................        990,317      1,070,716
                                                    ------------   ------------

Net income ......................................   $ 16,549,502   $    536,759
                                                    ============   ============
Net income per a $500 limited
   partnership unit (based on
   800,000 Units outstanding) ...................   $      20.48   $        .66
                                                    ============   ============
Cash distribution
   per $500 limited
   partnership unit .............................   $      15.00   $      30.00
                                                    ============   ============


                                                  March 31, 1996 March 31, 1995
                                                  -------------- --------------

Total assets ....................................   $139,565,890   $168,474,248
                                                    ============   ============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1996 First Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  May,    1996                By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President