Form 10-Q
period 1996-06-30
SILVER SCREEN PARTNERS IV L P
filed 1996-08-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

c/o Chelsea Piers, Pier 62 - Suite 300
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1996 Second Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Six Months ended June 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Six Months ended June 30, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues  for  the  six  months  and  quarter  ended  June  30,  1996  were approximately $53,333,000 and $35,793,000, respectively, as compared with approximately $8,450,000 and $6,842,000, respectively, for the comparable periods in 1995. Revenues for the first six months and quarter of 1996 consisted of income from the Joint Venture of approximately $51,980,000 and $35,008,000 and interest income of approximately $1,353,000 and $785,000, while those for the comparable periods in 1995 consisted of income from the Joint Venture of approximately $7,125,000 and $6,185,000 and interest income of approximately $1,325,000 and $657,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. However, income from the Joint Venture increased by approximately $44,855,000 due to Revenue Shortfall payments for "Scenes From A Mall," "One Good Cop," "The

Marrying Man," "Oscar," "Run," "Rocketeer," "Wild Hearts Can't Be Broken" and lesser film revenue amounts from other films in the portfolio. Interest rates for the first six months of 1996 ranged from 4.7% to 5.79%, while those for the comparable period in 1995 ranged from 5.0% to 6.04%. An increase in funds available for investment offset by decreased interest rates resulted in an increase in interest income of approximately $28,000.

     Expenses  for the  six  months  ended  June  30,  1996  were  approximately
$1,697,000 as compared with approximately $2,097,000 for the comparable period in 1995. The decrease in expenses is due to a lower cost (a decrease of $203,000) of the 10% per annum charged on the remaining overhead fee payable, a decrease in expenses associated with the sale of the Partnership's interest in the Joint Venture of approximately $140,000, a decrease in audit costs of $47,000 and a general decrease in expenses of $10,000.

     The Partnership generated net income of approximately $51,636,000 for the six months ended June 30, 1996, as compared with net income of approximately $6,353,000 for the comparable period in 1995. The increase in net income is the result of an increase in film revenues and the decrease in expenses as stated above.

     The Partnership has commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which approximately $598,750,000 has been expended as of June 30, 1995. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

     During the quarter ended June 30, 1996, the Partnership made cash distributions to the Partners which amounted to $36,363,636 in the aggregate. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.


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

     The Partnership has had discussions with the New York City Department of Finance with respect to the Partnership's unincorporated business tax liability for periods through December 31, 1995. The Partnership has recently reached an agreement in principle with New York City in connection with its liability for unincorporated business tax and a final agreement is expected before the close of the current quarter. It is anticipated that the amount of liability under this final agreement will have no material adverse effect on liquidity.

ITEM 3.  SELECTED FINANCIAL DATA.


                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1996  June 30, 1996  June 30, 1995  June 30, 1995
                               -------------  -------------  -------------  -------------

Revenues:
  Income from Joint Venture      $35,008,242   $ 51,979,692    $ 6,185,395    $ 7,125,106
  Interest income .........          785,063      1,353,432        656,935      1,324,699
                               -------------  -------------  -------------  -------------
                                 $35,793,305   $ 53,333,124    $ 6,842,330    $ 8,449,805
Costs and Expenses:
  General and
   administrative
   expenses ...............          706,362      1,696,679      1,025,964      2,096,680
                               -------------  -------------  -------------  -------------

Net income ................      $35,086,943   $ 51,636,445    $ 5,816,366    $ 6,353,125
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 800,000
  Units outstanding) ......      $     43.42   $      63.90    $      7.20    $      7.86
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $     30.00   $      45.00    $     15.00    $     30.00
                               =============  =============  =============  =============


                                              June 30, 1996                 June 30, 1995
                                              -------------                 -------------

Total assets ..............                    $150,884,175                  $168,474,248
                                              =============                 =============




                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1996 Second Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  August,    1996              By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President