Form 10-Q
period 1996-09-30
SILVER SCREEN PARTNERS IV L P
filed 1996-11-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from..............  to..............

Commission file number 0-17713

                         SILVER SCREEN PARTNERS IV, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)


Delaware                                                     06-1236433
----------------------------------------                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Chelsea Piers, Pier 62 - Suite 300
New York, New York                                            10011
----------------------------------------                     ----------
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1996 Third Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- September 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Nine Months ended September 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Nine Months ended September 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Nine Months ended September 30, 1996 and 1995.

          Notes to Financial Statements.
          ------------------------------

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1996 were approximately $78,573,000 and $25,240,000, respectively, as compared with approximately $9,414,000 and $965,000, respectively, for the comparable periods in 1995. Revenues for the first nine months and quarter of 1996 consisted of income from the Joint Venture of approximately $76,425,000 and $24,446,000 and interest income of approximately $2,148,000 and $795,000, while those for the comparable periods in 1995 consisted of income from the Joint Venture of approximately $7,456,000 and $331,000 and interest income of approximately $1,958,000 and $634,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. However, income from the Joint Venture increased by approximately $68,696,000 due to Revenue Shortfall payments for "Scenes From A Mall," "V.I. Warshawski,"

"One Good Cop," "The Marrying Man," "True Identity," "Oscar," "Run," "Rocketeer," "Wild Hearts Can't Be Broken," "The Doctor" and lesser film revenue amounts from other films in the portfolio. Interest rates for the first nine months of 1996 ranged from 4.7% to 5.79%, while those for the comparable period in 1995 ranged from 5.1% to 5.9%. An increase in funds available for investment offset by decreased interest rates resulted in an increase in interest income of approximately $190,000.

     Expenses for the nine months ended September 30, 1996 were approximately $2,477,000 as compared with approximately $3,071,000 for the comparable period in 1995. The decrease in expenses is due to a lower cost (a decrease of $278,000) of the 10% per annum charged on the remaining overhead fee payable, a decrease in expenses associated with the sale of the Partnership's interest in the Joint Venture of approximately $248,000, a decrease in audit costs of $48,000 and costs associated with reporting to partners and other miscellaneous expense reductions.

     The Partnership generated income before taxes of approximately $76,096,000 for the nine months ended September 30, 1996, as compared with net income of approximately $6,343,000 for the comparable period in 1995.

     The Partnership recorded $995,100 in unincorporated business tax in 1996 resulting in a net income of approximately $75,101,000. On September 30, 1996 the Partnership received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $1,095,100 (including interest). This liability was paid on that date. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve.

     The Partnership has commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which substantially all has been expended. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released
February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

     During the quarter ended September 30, 1996, the Partnership made cash distributions to the Partners which amounted to $45,454,545 in the aggregate. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.


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

ITEM 3.  SELECTED FINANCIAL DATA.


                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Nine Months     Three Months     Nine Months
                                       Ended           Ended            Ended           Ended
                              Sept. 30, 1996  Sept. 30, 1996   Sept. 30, 1995  Sept. 30, 1995
                              --------------  ---------------  --------------  --------------
Revenues:
  Income from Joint Venture
  Interest income .........    $24,445,771    $76,425,463    $   330,902     $   7,456,008
                                   794,533      2,147,965        633,755         1,958,454
                               -----------    -----------    -----------     -------------
                               $24,240,304    $78,573,428    $   964,657     $   9,414,462
Costs and Expenses:
  General and
   administrative
   expenses ...............        780,408      2,477,084        974,408         3,071,088
                               -----------    -----------    -----------     -------------

  Income before taxes .....     24,459,899     76,096,344         (9,751)        6,343,374
  Unincorporated
   business tax ...........        995,100        995,100           --                --
                               -----------    -----------    -----------     -------------

Net income (loss) .........    $23,464,799    $75,101,244        $(9,751)    $   6,343,374
                               ===========    ===========    ===========     =============

Net income (loss) per
  $500 limited partnership
  unit (based on 800,000
  Units outstanding) ......    $     26.40    $     90.30    $     (0.01)    $        7.85
                               ===========    ===========    ===========     =============

Cash distribution
  per $500 limited
  partnership unit ........    $     15.00    $     97.50    $     15.00     $       60.00
                               ===========    ===========    ===========     =============


                                           Sept. 30, 1996                   Sept. 30, 1995
                                           --------------                   --------------

Total assets ..............                  $129,373,174                     $149,744,019
                                            =============                    =============




                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1996 Third Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  November 13, 1996            By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President