Form 10-K
period 1996-12-31
SILVER SCREEN PARTNERS IV L P
filed 1997-03-25
CIK 826600

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-17713

                         SILVER SCREEN PARTNERS IV, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                            06-1236433
-------------------------------     --------------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
----------------------------------------    ----------
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

     Silver Screen IV entered into a Joint Venture agreement (the "Joint Venture Agreement") with The Walt Disney Company ("Disney") for the purpose of financing, (in whole or in part), producing and exploiting all feature length theatrical motion pictures selected for production by Disney from the time funds provided by Silver Screen IV began to be utilized (the "Joint Venture Films"). Silver Screen IV was obligated to use its best efforts to provide to the Joint Venture funds in an amount equal to 150% of the gross proceeds of the offering (all amounts being contributed toward the Joint Venture Films being hereinafter referred to as the "Partnership Contribution"). Amounts in excess of the Net Offering Proceeds have been derived from revenues earned on temporary investments of Net Offering Proceeds prior to investment in Joint Venture Films, revenues received by Silver Screen IV from the Joint Venture's investment in Joint Venture Films and, to the extent necessary, borrowings by Silver Screen
IV. Pursuant to the terms of Silver Screen IV's Amended and Restated Agreement of Limited Partnership ("the Partnership Agreement"), which is incorporated by reference as Exhibit 4 hereto, Silver Screen IV had the authority to borrow funds in an amount up to 75% of the gross proceeds of the offering.

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

     All Silver Screen IV funds not invested in films are temporarily invested in government securities, time or demand deposits in commercial banks or in other securities as permitted under the terms of the Partnership Agreement.

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

Buyout
------

     Silver Screen IV has entered into a Letter Agreement (the "Buyout Agreement") with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen IV's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that BV will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement (as defined below) for all revenues received by BV through April 30, 1998. The Managing General Partner expects that distributions to Silver Screen IV from the Joint Venture will diminish, since most of the Joint Venture films have been exploited in most markets and all required Revenue Shortfall Payments have been received. The Buyout Agreement has been filed as an exhibit to Silver Screen IV's quarterly report on Form 10-Q dated September 30, 1995 and the terms thereof are incorporated herein by reference.

Joint Venture Agreement
-----------------------

     Each Joint Venture Film was produced in accordance with the Joint Venture Agreement. Under the Joint Venture Agreement, Silver Screen IV contributed to the Joint Venture all amounts included in the Partnership Contribution. Disney contributed all motion picture projects developed and selected for production until the Partnership Contribution was fully committed. Disney also furnished production services for all the Joint Venture Films and furnished or obtained all financing not furnished by Silver Screen IV.

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

     In addition, certain other payments in respect of "Revenue Shortfalls" will be payable to the Joint Venture. The Revenue Shortfall for each Joint Venture Film is the difference, if any, between the Budgeted Film Cost actually expended or Acquisition Cost and the sum of all revenues actually received by the Joint Venture from BV as of a settlement date (the "Settlement Date") occurring five years after the U.S. theatrical release of such Joint Venture Film. On the Settlement Date of each Joint Venture Film, BV is obligated to pay to the Joint

Venture an amount equal to the Revenue Shortfall (the "Revenue Shortfall Payment"), if any, provided, that in no event will the Revenue Shortfall Payment be greater than the revenues retained by BV with respect to such Joint Venture Film from all markets subject to adjustment in certain cases. During the years ended December 31, 1996 and 1995 Silver Screen IV received Revenue Shortfall Payments amounting to $87.0 and $26.0 million respectively.

Distribution Agreement
----------------------

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

Competition
-----------

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

Employees
---------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY
         HOLDER MATTERS.

     As of February 14, 1997, there were 51,329 Limited Partners of record holding an aggregate of 800,000 limited partnership units of Silver Screen IV (the "Units"). The Units are not traded securities in any market.

     The Partnership Agreement of Silver Screen IV provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Four distributions were made to the Limited Partners in 1996 which aggregated $105,200,000. The distributions per unit were as follows:
January  26 -  $15.00;  April 26 - $30.00;  July 26 - $52.50  and  October  26 -
$34.00. Four distributions were made to the Limited Partners in 1995 which aggregated $60,000,000. The distributions per Unit were as follows: January 27 - $30.00; April 26 - $15.00; July 27 - $15.00 and October 27 - $15.00.

     During 1996 certain groups not affiliated with Silver Screen IV or the Managing General Partner made limited tender offers to acquire Units directly from Limited Partners. Silver Screen IV has advised Limited Partners that the per Unit prices offered in such tender offers appears to be less than the amount per Unit expected to be distributed to Limited Partners upon the termination of Silver Screen IV (expected to be by the end of 1998) and therefore Silver Screen IV does not recommend that Limited Partners accept such offers.

ITEM 6.   SELECTED FINANCIAL DATA

                          Year ended      Year ended      Year ended     Year ended      Year ended
                         December 31,    December 31,    December 31,   December 31,    December 31,
                            1996            1995            1994            1993            1992
                        ------------    ------------    ------------    ------------    ------------
REVENUES:
Income from Joint
 Venture ............   $ 77,285,458    $  9,531,277    $ 23,023,577    $ 60,811,416    $ 29,507,411
Interest income .....      2,633,888       2,604,893       1,927,300       1,458,200       1,989,445
                        ------------    ------------    ------------    ------------    ------------
                          79,919,346      12,136,170      24,950,877      62,269,616      31,496,856
                        ------------    ------------    ------------    ------------    ------------
EXPENSES:
General and
 administrative
 expenses ...........      3,209,723       4,078,150       3,592,351       3,418,833       3,489,110
Interest and
 borrowing costs ....           --              --              --              --           206,344
                        ------------    ------------    ------------    ------------    ------------
                           3,209,723       4,078,150       3,592,351       3,418,833       3,695,454
                        ------------    ------------    ------------    ------------    ------------
Income before
 taxes . ............     76,709,623       8,058,000      21,358,526      58,850,783      27,801,402
Unincorporated
 business tax .......      1,148,519            --              --              --              --
                        ------------    ------------    ------------    ------------    ------------
Net income .........    $ 75,561,104    $  8,058,020    $ 21,358,526    $ 58,850,783    $ 27,801,402
                        ============    ============    ============    ============    ============
Net income per
$500 limited
partnership unit
(based on 800,000
Units outstanding ..    $      90.82    $       9.97    $      26.43    $      72.83    $      34.40
                        ============    ============    ============    ============    ============
Cash distribution
per $500 limited
partnership  unit ..    $     131.50    $      75.00    $      70.00    $     131.00    $     181.50
                        ============    ============    ============    ============    ============
Total assets .......    $100,321,447    $138,506,425    $193,395,146    $225,932,541    $270,613,488
                        ============    ============    ============    ============    ============

                       See notes to financial statements

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen IV for the years ended December 31, 1996, 1995 and 1994.

     Silver Screen IV is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen IV's income since income or loss of Silver Screen IV is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     Revenue for the year ended December 31, 1996 was approximately $75,561,000 compared to net income of approximately $8,058,000 for the year ended December 31, 1995. Income for the year ended December 31, 1996 consisted of income from the Joint Venture of approximately $77,285,000, compared to $9,531,000 the prior year. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. However, income from the Joint Venture increased by approximately $67,754,000 due to Revenue Shortfall payments from "Scenes From A Mall", "V.I. Warshawski", "One Good Cop", "The Marrying Man", "True Identity", "Oscar", "Run", "The Rocketeer", "Wild Hearts Can't Be Broken", "Deceived" and "The Doctor". Additional revenue amounts were generated from other films in the portfolio.

     Interest income generated by the temporary investments of cash which is pending distribution to partners for the year ended December 31, 1996 was approximately $2,634,000, a $29,000 increase from the prior year. Interest rates ranged from 4.65% to 5.8% in 1996 while those for 1995 ranged from 5% to 6.04%. General and administrative expenses for the year ended December 31, 1996 were approximately $3,210,000 an $868,000 decrease from the prior annual period. The compounding effect of the overhead fee is responsible for a decrease of approximately $350,000, while expenses associated with preparation for negotiation of the sale of the Partnerships interest in the Joint Venture decreased by $452,000, reporting to partners and film audit and general and administrative expenses in general decreased by approximately $66,000.

     On September 30, 1996, Silver Screen IV received an assessment from New York City regarding unincorporated business tax covering all periods from inception through December 31, 1995 of $1,095,100 (including interest). This liability was paid on the date of assessment. The Unincorporated Business Tax Expense reflects the excess of this payment over an amount previously established as a contingency reserve plus a provision for 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     Net income for the year ended December 31, 1995 was approximately $8,058,000 compared to net income of approximately $21,359,000 for the year ended December 31, 1994. Income for the year ended December 31, 1995 consisted of income from the Joint Venture of approximately $9,531,000, a decrease of approximately $13,493,000 from the prior annual period. The decrease occurred because most of the films in which the Partnership has an interest have been released in the theatrical, home video, pay cable markets and are making their way through the remaining markets. Income from the Joint Venture for the year ended December 31, 1995 was primarily derived from "Beauty and the Beast," "Little Mermaid," and at a lesser amount for "Pretty Woman," "White Fang," "Where the Heart Is" and several other films.

     Interest income generated by temporary investments of revenues pending distributions to partners for the year ended December 31, 1995 was approximately $2,605,000, a $678,000 increase from the prior annual period due to an increase in the weighted average daily interest rate to 5.82% in 1995 from 4.129% in 1994. General and administrative expenses for the year ended December 31, 1995 were approximately $4,078,000, a $486,000 increase from the prior annual period. The increase in expenses is due to several factors. First, the Partnership incurred approximately $571,000 of costs associated with preparations for negotiation of the sale by the Partnership of its interest in the Joint Venture. These costs, which are considered to benefit each of the Partnerships, Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P. (collectively and together with the Partnership, the "Silver Screen Partnerships"), have been allocated among the Silver Screen Partnerships pro rata to the total original limited partner capital contributions of each. Second, reporting to partners increased by $40,000, while audit expenses and payroll related expenses decreased by approximately $40,000 and $57,000, respectively. Third, there was a $13,000 decrease in the aggregate cost of the 10% per annum charge on the remaining overhead fee payable that was accrued in 1995 as compared to 1994. Finally, other expenses decreased overall by $15,000.

Investment in Joint Venture
---------------------------

     The investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investment, adjusted by Silver Screen IV's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ends September 30, while Silver Screen IV's fiscal year ends December 31. The investment in the Joint Venture on January 1, 1996 totaled $95,691,312.

     Silver Screen IV entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen IV's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000 in cash (subject to certain adjustment with respect to revenue received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution agreement for all revenues received by BV through April 30, 1998.

     As a result of the Buyout Agreement Silver Screen IV is using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and investments will be reduced in proportion that actual cash received bears to ultimate revenues expected.

Liquidity and Capital Resources
-------------------------------

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

     The Managing General Partner expects that Silver Screen IV will continue to receive distributions from the Joint Venture (which will substantially diminish since the Joint Venture Films have been exploited in most markets) until Silver Screen IV sells its interests in the Joint Venture on November 30, 1998.

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

     Closing under the Buyout Agreement with Disney is scheduled to occur on November 30, 1998. Silver Screen IV currently expects to dissolve by the end of 1998 upon disposition of its remaining assets and distribution of cash to the partners.


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

     Roland W. Betts, 50, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSM. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the lead owner of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership which developed and operates a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 54, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr.Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 44, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President, Secretary, a Director and a principal shareholder of SSM since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 52, the President of Laidlaw Equities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSM since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 51, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.


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

                            CASH COMPENSATION TABLE1

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated as four
  Management Services,  Partner                  percent  of  the  Budgeted Film
  Inc.                                           Cost  (excluding  overhead)  or
                                                 Acquisition   Cost   (excluding
                                                 overhead) actually  contributed
                                                 by  Silver  Screen  IV to  each
                                                 Joint  Venture  Film,  plus 10%
                                                 per annum.  In addition,  until
                                                 the   holders   of  Units  have
                                                 received   cash   distributions
                                                 sufficient   to  reduce   their
                                                 Adjusted Capital  Contributions
                                                 plus an  amount  equal to 8% of
                                                 their     Adjusted      Capital
                                                 Contributions   per   annum  to
                                                 zero,   the  Managing   General
                                                 Partner will be allocated  0.9%
                                                 of  the  profits,   losses  and
                                                 Disbursable  Cash;   thereafter
                                                 until the holders of Units have
                                                 received   cash   distributions
                                                 sufficient   to  reduce   their
                                                 Adjusted Capital  Contributions
                                                 plus an amount  equal to 15% of
                                                 their     Adjusted      Capital
                                                 Contributions   per   annum  to
                                                 zero,   the  Managing   General
                                                 Partner will be allocated  9.9%
                                                 of  the  profits,   losses  and
                                                 Disbursable  Cash;   thereafter
                                                 the  Managing  General  Partner
                                                 will  receive   19.9%  of  such
                                                 items. During 1996,  $6,728,363
                                                 was distributed to the Managing
                                                 General       Partner      from
                                                 Disbursable Cash.

------------------------------
1       See definitions below.

Roland W. Betts       Individual General         Mr. Betts  is allocated 0.1% of
                      Partner                    profits, losses and Disbursable
                                                 Cash.    Mr.   Betts   received
                                                 $112,040 therefrom in 1996.



                  DEFINITIONS USED IN CASH COMPENSATION TABLE


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

BUDGETED  FILM  COST .. The  estimated  cost of a  Joint  Venture
                        Film,  including  contingency reserves of
                        7-1/2%  and  overhead  of  17-1/2%.   The
                        Budgeted  Film  Cost  also  includes  all
                        fixed     deferments,     bonuses     and
                        participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, deferred guaranteed compensation and an additional development fee to Disney in the amount of $500,000.

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

     See Items 10, 11 and 12 hereof.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         Form 8-K.

     (a)1. Financial Statements

     The following financial statements of Silver Screen Partners IV, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof: Page

         Independent auditors' reports .................        F-1

         Balance sheets as of December 31, 1996 and
                  1995 .....................................    F-2

         Statement of operations for the years ended
                  December 31, 1996, 1995 and 1994..........    F-3

         Statement of partners' equity for the years ended
                  December 31, 1996, 1995 and 1994..........    F-4

         Statement of cash flows for the years ended
                  December 31, 1996, 1995 and 1994..........    F-5

         Notes to Financial Statements .....................    F6-12


     (a)2. Financial Statement Schedules

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

          4         Amended  and  Restated  Agreement  of Limited
                    Partnership2

          10(a)     Joint Venture  Agreement dated as of December
                    23, 1987 by and between Silver Screen IV and the Walt Disney Company.3

          10(b)     Distribution  Agreement  dated as of December
                    23,  1987 by and  between  Disney  --  Silver
                    Screen  IV  Joint  Venture  and  BV  Pictures
                    Distribution Inc.4

          10(c) Letter Agreement dated September 11, 1995 by and between Silver Screen IV and The Walt
                    Disney Company.5



----------------------------
2         Incorporated   by  reference  to  Silver   Screen  IV's
          Registration  Statement on Form S-1,  Registration  No.
          33-19249.

3         Incorporated   by  reference  to  exhibits  filed  with
          Amendment  No. 1 to  Silver  Screen  IV's  Registration
          Statement on Form S-1, Registration No. 33-19249.

4         See footnote three.

5         Incorporated by reference as exhibit 10 filed with Form
          10-Q, quarterly report dated September 30, 1995.

     (b) Report on Form 8-K

     No reports of Form 8-K have been filed by Silver Screen IV during the last quarter of the period covered by this annual report.

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

                               SILVER SCREEN PARTNERS IV, L.P.
                               (a Delaware Limited Partnership)


                               By SILVER SCREEN MANAGEMENT SERVICES, INC. Managing General Partner

Dated:  March 25, 1997          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 25, 1997          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     General Partner


                                 SILVER SCREEN MANAGEMENT SERVICES, INC.
                                 Managing General Partner

Dated:  March 25, 1997          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer
                                     Silver Screen Management Services, Inc.

Dated:  March 25, 1997          By  /s/ Roland W. Betts           *
                                    -------------------------------
                                    Paul Bagley
                                    Director,
                                    Silver Screen Management Services, Inc.


Dated:  March 25, 1997          By  /s/ Roland W. Betts           *
                                    -------------------------------
                                    Tom A. Bernstein
                                    Director,
                                    Silver Screen Management Services, Inc.

Dated: March 25, 1997           By   /s/ Roland W. Betts           *
                                     -------------------------------
                                     John A. Tommasini
                                     Director,
                                     Silver Screen Management Services, Inc.


Dated: March 25, 1997           By   /s/ Roland W. Betts           *
                                     ------------------------------
                                     William Turchyn, Jr.
                                     Director,
                                     Silver Screen Management Services, Inc.
----------
* By Roland W. Betts, Attorney-in-Fact