Form 10-Q
period 1997-03-31
SILVER SCREEN PARTNERS IV L P
filed 1997-05-15
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1997 First Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

         Balance  Sheets -- March 31,  1997 and  December  31,
         1996.

         Statement of Operations -- For the Three Months ended
         March 31, 1997 and 1996.

         Statements  of  Partners'  Equity  -- For  the  Three
         Months  ended  March  31,  1997  and the  Year  ended
         December 31, 1996.

         Statements of Cash Flows -- For the Three Months ended March 31, 1997 and 1996.

         Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1997 were approximately $4,986,000, as compared with approximately $17,540,000 for the comparable three months in 1996. Revenues for the first three months of 1997 consisted of income from the Joint Venture of approximately $4,904,000 and interest income of approximately $83,000, while those for the comparable period in 1996 consisted of income from the Joint Venture of approximately $16,971,000 and interest income of approximately $568,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets, and the final Revenue Shortfall payment was received this quarter.
Accordingly, income from the Joint Venture decreased by approximately $12,067,000. Interest rates for the first three months of 1997 ranged from 4.8% to 5.5%, while those for the comparable period in 1996 ranged from 4.7% to 5.79%. The decrease in funds available for investment resulted in a decrease in interest income of approximately $485,000.

     Expenses for the three months ended March 31, 1997 were approximately $171,000 as compared with approximately $990,000 for the comparable period in 1996. Interest on overhead fees payable (at 10% per annum) decreased by approximately $551,000 in 1997, due to the fact that the overhead fee has been drawn down in total by the Managing General Partner, and expenses in general decreased by $268,000.

     The Partnership generated net income of approximately $4,815,000 for the three months ended March 31, 1997, as compared with net income of approximately $16,550,000 for the comparable period in 1996. The decrease in net income is primarily the result of a decrease in film revenues offset by a decrease in expenses as stated above.

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

     During the quarter ended March 31, 1997, the Partnership made no cash distributions to the Partners, because revenues generated were insufficient to warrant a distribution. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.

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

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement for all revenues received by BV through April 30, 1998.

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

     Closing under the Buyout Agreement with Disney is scheduled to occur November 30, 1998. The Partnership currently expects to dissolve by the end of 1998 upon disposition of its remaining assets and distribution of cash to the partners.

ITEM 3.  SELECTED FINANCIAL DATA.


                         SILVER SCREEN PARTNERS IV, L.P.
                         -------------------------------


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                 March 31, 1997   March 31, 1996
                                                 --------------   --------------



Revenues
  Income from Joint
    Venture (Note 2) ............................   $  4,903,755    $ 16,971,450
  Interest income ...............................         82,665         568,369
                                                    ------------    ------------
                                                       4,986,420      17,539,819
Expenses
   General and administrative
     expenses ...................................        171,377         990,317
                                                    ------------    ------------

Net income ......................................   $  4,815,043    $ 16,549,502
                                                    ============    ============
Net income per a $500 limited
   partnership unit (based on
   800,000 Units outstanding) ...................   $       5.42    $      20.48
                                                    ============    ============
Cash distribution
   per $500 limited
   partnership unit .............................   $       0.00    $      15.00
                                                    ============    ============


                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------

Total assets ....................................   $ 81,338,786    $139,565,890
                                                    ============    ============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits:

                 Exhibit 20  --  1997 First Quarter Report

        (b)      The Partnership did not file any reports on Form
                 8-K during the quarter ended March 31, 1997.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  May 15, 1997                By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President