Form 10-Q
period 1997-06-30
SILVER SCREEN PARTNERS IV L P
filed 1997-08-14
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

c/o Chelsea Piers
Pier 62 - Suite 300
New York, New York                                            10011
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (212) 336-6700

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1997 Second Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1997 and December 31, 1996.

          Statements of Operations -- For the Three and Six Months ended June 30, 1997 and 1996.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1997 and the Year ended December 31, 1996.

          Statements of Cash Flows -- For the Six Months ended June 30, 1997 and 1996.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1997 were approximately $5,940,000 and $953,000, respectively, as compared with approximately $53,333,000 and $35,793,000, respectively, for the comparable periods in 1996. Revenues for the first six months and quarter of 1997 consisted of income from the Joint Venture of approximately $5,802,000 and $899,000 and interest income of approximately $137,000 and $55,000, while those for the comparable periods in 1996 consisted of income from the Joint Venture of approximately $51,980,000 and $35,008,000 and interest income of approximately $1,353,000 and $785,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets and the final Revenue Shortfall payment was received in the first quarter of 1997. Accordingly, income from the Joint Venture decreased by approximately

$46,178,000. Interest rates for the first six months of 1997 ranged from 4.9% to 5.57%, while those for the comparable period in 1996 ranged from 4.7% to 5.79%. The decrease in funds available for investment resulted in a decrease in interest income of approximately $1,216,000.

     Expenses for the six months ended June 30, 1997 were approximately $262,000 as compared with approximately $1,697,000 for the comparable period in 1996. Interest on overhead fees payable (at 10% per annum) decreased by approximately $1,110,000 in 1997, due to the fact that the overhead fee had been drawn down in total by the Managing General Partner, and expenses in general decreased by $325,000.

     The Partnership generated net income of approximately $5,677,000 for the six months ended June 30, 1997, as compared with net income of approximately $51,636,000 for the comparable period in 1996. The decrease in net income is the result of a decrease in film revenues offset by a decrease in expenses as stated above.

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

     During the quarter ended June 30, 1997, the Partnership made cash distributions of $7,777,778 to the Partners. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.


     Investment in Joint Venture
     ---------------------------

     Until January 1, 1996, the investment in the Joint Venture was accounted for using the equity method of accounting. Under the equity method, the investment was initially recorded at cost, and was thereafter increased by additional investments, adjusted by the Partnership's share of the Joint Venture's results of operations and reduced by distributions received from the Joint Venture. The Joint Venture's fiscal year ends September 30, while the Partnership's fiscal year ends December 31.

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1996 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement for all revenues received by BV with respect to the Joint Venture Films through April 30, 1998.

     As a result of the Buyout Agreement the Partnership is using the cost method of accounting starting January 1, 1997. Under the cost method, distributions received are recognized as income and investments will be reduced in the proportion that actual cash received bears to ultimate revenues expended.


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

ITEM 3.  SELECTED FINANCIAL DATA.

                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                               -------------  -------------  -------------  -------------

Revenues:
  Income from Joint Venture      $   898,552   $  5,802,307    $35,008,242   $ 51,979,692
  Interest income .........           54,529        137,194        785,063      1,353,432
                               -------------  -------------  -------------  -------------
                                 $   953,081   $  5,939,501    $35,793,305   $ 53,333,124
Costs and Expenses:
  General and
   administrative
   expenses ...............           90,670        262,047        706,362      1,696,679
                               -------------  -------------  -------------  -------------

Net income ................      $   862,411   $  5,677,454    $35,086,943   $ 51,636,445
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 800,000
  Units outstanding) ......      $      0.97   $       6.39    $     43.42   $      63.90
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $      8.75   $       8.75    $     30.00   $      45.00
                               =============  =============  =============  =============


                                              June 30, 1997                 June 30, 1996
                                              -------------                 -------------

Total assets ..............                    $ 74,354,405                  $150,884,175
                                              =============                 =============




                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1997 Second Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  August 14, 1997              By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President