Form 10-Q
period 1997-09-30
SILVER SCREEN PARTNERS IV L P
filed 1997-11-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1997 Third Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

               Balance  Sheets  --  September  30,  1997 and
               December 31, 1996.

               Statement of  Operations -- For the Three and
               Nine  Months  ended  September  30,  1997 and
               1996.

               Statements  of  Partners'  Equity  -- For the
               Nine Months ended  September 30, 1997 and the
               Year ended December 31, 1996.

               Statements  of Cash  Flows  -- For  the  Nine
               Months ended September 30, 1997 and 1996.

               Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1997 were approximately $9,891,000 and $3,951,000 respectively, as compared with approximately $78,573,000 and $25,240,000, respectively, for the comparable periods in 1996. Revenues for the first nine months and third quarter of 1997 consisted of income from the Joint Venture of approximately $9,700,000 and $3,897,000 and interest income of approximately $191,000 and $54,000, while those for the comparable periods in 1996 consisted of income from the Joint Venture of approximately $76,425,000 and $24,446,000 and interest income of approximately $2,148,000 and $795,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets and the final Revenue Shortfall payment was received in the first quarter of 1997. Accordingly, income from the Joint Venture decreased by approximately $66,725,000. Interest rates applicable to the Partnership's temporary investments for the first nine months of 1997 ranged from 4.8% to 5.57%, while those for the comparable period in 1996 ranged from 4.7% to 5.79%. The decrease in funds available for investment resulted in a decrease in interest income of approximately $1,957,000.

     Expenses for the nine months ended September 30, 1997 were approximately $387,000 as compared with approximately $2,477,000 for the comparable period in 1996. Interest on overhead fees payable (at 10% per annum) decreased by approximately $1,689,000 in 1997, due to the fact that the overhead fee has been drawn down in total by the Managing General Partner. The overall reduction of expenses in all expense categories and the reduction of extraordinary expenses relating to preparations for the negotiation of the sale of the Partnership's interest in the Joint Venture were instrumental in the reduction of expenses.

     The Partnership generated net income before taxes of approximately $9,504,000 for the nine months ended September 30, 1997, as compared with net income before taxes of approximately $76,096,000 for the comparable period in 1996. The decrease in net income is primarily the result of a decrease in film revenues offset by a decrease in expenses as stated above. The Partnership had recorded $995,100 in unincorporated business taxes resulting in a net income of approximately $75,101,000 in 1996. No additional unincorporated business taxes were reserved for in 1997 since the accrual from 1996 is adequate.

     The Partnership made commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which approximately $598,750,000 has been expended as of March 31, 1995. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

     During the quarter ended September 30, 1997, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the re-release of "The Little Mermaid" and the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution in each of such quarters.


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

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films.) Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement, for all revenues received by BV with respect to the Joint Venture Films through April 30, 1998.

     As a result of the Buyout Agreement the Partnership began using the cost method of accounting starting January 1, 1996. Under the cost method, distributions received are recognized as income and investments will be reduced in the proportion that actual cash received bears to ultimate revenues expended.


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

ITEM 3.  SELECTED FINANCIAL DATA.


                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Nine Months     Three Months     Nine Months
                                       Ended           Ended            Ended           Ended
                              Sept. 30, 1997  Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                              --------------  ---------------  --------------  --------------
Revenues:
  Income from Joint Venture
  Interest income .........      $ 3,897,282      $ 9,699,589     $24,445,771     $76,425,463
                                      54,000          191,194         794,533       2,147,965
                                 -----------      -----------     -----------     -----------
                                 $ 3,951,282      $ 9,890,783     $24,240,304     $78,573,428
Costs and Expenses:
  General and
   administrative
   expenses ...............          125,108          387,155        780,405       2,477,084
                                 -----------      -----------     -----------     -----------
  Income before taxes .....        3,826,174        9,503,628      24,459,899      76,096,344
  Unincorporated
   business tax ...........              -                -           995,100         995,100
                                 -----------      -----------     -----------     -----------

Net income ................      $ 3,826,174      $ 9,503,628     $23,464,799     $75,101,244
                                 ===========      ===========     ===========     ===========

Net income per a
  $500 limited partnership
  unit (based on 800,000
  Units outstanding) ......      $      4.30      $     10.69     $     26.40     $     90.30
                                 ===========      ===========     ===========     ===========

Cash distribution
  per $500 limited
  partnership unit ........      $       -        $      8.75     $     15.00     $     97.00
                                 ===========      ===========     ===========     ===========


                                           Sept. 30, 1997                   Sept. 30, 1996
                                           --------------                   --------------

Total assets ..............                  $ 78,207,691                     $129,373,174
                                            =============                    =============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1997 Third Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  November __, 1997            By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President