Form 10-K
period 1997-12-31
SILVER SCREEN PARTNERS IV L P
filed 1998-03-31
CIK 826600

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

     Silver Screen IV entered into a Joint Venture agreement (the "Joint Venture Agreement") with The Walt Disney Company ("Disney") for the purpose of financing, (in whole or in part), producing and exploiting all feature length theatrical motion pictures selected for production by Disney from the time funds provided by Silver Screen IV began to be utilized (the "Joint Venture Films"). Silver Screen IV was obligated to use its best efforts to provide to the Joint Venture funds in an amount equal to 150% of the gross proceeds of the offering (all amounts being contributed toward the Joint Venture Films being hereinafter referred to as the "Partnership Contribution"). Amounts in excess of the Net Offering Proceeds have been derived from revenues earned on temporary investments of Net Offering Proceeds prior to investment in Joint Venture Films, revenues received by Silver Screen IV from the Joint Venture's investment in Joint Venture Films and, to the extent necessary, borrowings by Silver Screen
IV. Pursuant to the terms of Silver Screen IV's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), which is incorporated by reference as Exhibit 4 hereto, Silver Screen IV had the authority to borrow funds in an amount up to 75% of the gross proceeds of the offering.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS AND
          RELATED SECURITY HOLDER MATTERS.

     As of February 17, 1998, there were 50,539 Limited Partners of record holding an aggregate of 800,000 limited partnership units of Silver Screen IV (the "Units"). The Units are not traded securities in any market.

     The Partnership Agreement of Silver Screen IV provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. See the material set forth under "Item 11. Executive Compensation." Two distributions were made to the Limited Partners in 1997 which agregated $12,200,000. The distributions per unit were as follows:
April 25 - $8.75 and October 24 - $6.50. Four distributions were made to the Limited Partners in 1996 which aggregated $105,200,000. The distributions per unit were as follows: January 26 - $15.00; April 26 - $30.00; July 26 - $52.50 and October 26 - $34.00.

     During 1996 certain groups not affiliated with Silver Screen IV or the Managing General Partner made limited tender offers to acquire Units directly from Limited Partners. Silver Screen IV has informed Limited Partners that the per Unit prices offered in such tender offers appears to be less than the amount per Unit expected to be distributed to Limited Partners upon the termination of Silver Screen IV (expected to be by the end of 1998).

ITEM 6.   SELECTED FINANCIAL DATA.

                         Year ended      Year ended      Year ended      Year ended     Year ended
                        December 31,    December 31,    December 31,    December 31,   December 31,
                            1997           1996            1995            1994            1993
                        ------------   ------------    ------------    ------------    ------------
REVENUES:
Income from Joint
 Venture ............   $ 14,716,819   $ 77,285,458    $  9,531,277    $ 23,023,577    $ 60,811,416
Interest income .....        256,120      2,633,888       2,604,893       1,927,300       1,458,200
                        ------------   ------------    ------------    ------------    ------------
                          14,972,939     79,919,346      12,136,170      24,950,877      62,269,616
                        ------------   ------------    ------------    ------------    ------------
EXPENSES:
General and
 administrative
 expenses ...........        467,289      3,209,723       4,078,150       3,592,351       3,418,833
Interest and
 borrowing costs ....           --             --              --              --              --
                        ------------   ------------    ------------    ------------    ------------
                             467,289      3,209,723       4,078,150       3,592,351       3,418,833
                        ------------   ------------    ------------    ------------    ------------
Income before
 taxes . ............     14,505,650     76,709,623       8,058,020      21,358,526      58,850,783
Unincorporated
 business tax .......           --        1,148,519            --              --              --
                        ------------   ------------    ------------    ------------    ------------
Net income .........    $ 14,505,650   $ 75,561,104    $  8,058,020    $ 21,358,526    $ 58,850,783
                        ============   ============    ============    ============    ============
Net income per
$500 limited
partnership unit
(based on 800,000
Units outstanding ..    $      16.32   $      90.82    $       9.97    $      26.43    $      72.83
                        ============   ============    ============    ============    ============
Cash distribution
per $500 limited
partnership  unit ..    $      15.25   $     131.50    $      75.00    $      70.00    $     131.00
                        ============   ============    ============    ============    ============
Total assets .......    $ 77,435,595   $100,321,447    $138,506,425    $193,395,146    $225,932,541
                        ============   ============    ============    ============    ============

                       See notes to financial statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen IV for the years ended December 31, 1997, 1996 and 1995.

     Silver Screen IV is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen IV's income since income or loss of Silver Screen IV is required to be reported by the respective partners on their income tax returns.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     Net Income for the year ended December 31, 1997 was approximately $14,506,000 compared to net income of approximately $75,561,000 for the year ended December 31, 1996. Income for the year ended December 31, 1997 consisted of income from the Joint Venture of approximately $14,717,000, compared to $77,285,000 for the prior year. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Income from the Joint Venture in 1997 was principally derived from the final Revenue Shortfall payment from "Blame it on the Bellboy" and additional revenue was received from "Little Mermaid," "The Rescuers Down Under," "Beauty and the Beast," and "Pretty Woman."

     Interest income generated by the temporary investments of cash pending distribution to partners for the year ended December 31, 1997 was approximately $256,000 compared to $2,634,000 for the prior annual period. The decrease of approximately $2,378,000 from the prior annual period is due to the decrease in funds available for investment. Interest rates ranged from 4.8% to 5.63% in 1997 while those for 1996 ranged from 4.65% to 5.8%. General and administrative expenses for the year ended December 31, 1997 were approximately $467,000 compared to $3,210,000 for the prior annual period. The reduction is primarily due to the payment of overhead fee to the Managing General Partner eliminating the interest charged under unpaid overhead fee which aggregated approximately $2,297,000 in 1996. In addition there were reductions in expenses relating to the sale of the Partnership's interest in the Joint Venture of $185,000 and reductions in general and administrative expenses in 1997.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     Net  Income  for  the  year  ended  December  31,  1996  was  approximately
$75,561,000 compared to net income of approximately $8,058,000 for the year ended December 31, 1995. Income for the year ended December 31, 1996 consisted of income from the Joint Venture of approximately $77,285,000, compared to $9,531,000 from the prior year. Most of the films in which the Partnership has an interest have been released in the theatrical, home video, pay cable markets. However, income from the Joint Venture increased by approximately $67,754,000 due to revenue Shortfall payments from "Scenes from a Mall," "V.I. Warshawski," "One Good Cop," "The Marrying Man," "True Identity," "Oscar," "Run," "The Rocketeer," "Wild Hearts Can't be Broken," "Deceived," and "The Doctor." Additional revenue amounts were generated from other films in the portfolio.

     Interest income generated by temporary investments of cash which is pending distributions to partners for the year ended December 31, 1996 was approximately $2,634,000, a $29,000 increase from the prior year. Interest rates ranged from 4.65% to 5.8% in 1996 while those for 1995 ranged from 5% to 6.04%. General and administrative expenses for the year ended December 31, 1996 were approximately $3,210,000, a $868,000 decrease from the prior annual period. The compounding effect of the overhead fee is responsible for a decrease of approximately $350,000, while expenses associated with the preparation for the negotiations of the sale of the Partnership's interest in the Joint Venture decreased by $452,000. Reporting to partners and film audit and general and administrative expenses decreased by approximately $66,000.

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

     Silver Screen IV entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of Silver Screen IV's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000 in cash (subject to certain adjustment with respect to revenue received from the exploitation of animated films). Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") will continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement for all revenues received by BV through April 30, 1998.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen IV is a Limited Partnership managed by the Managing General Partner and has no officers or directors. The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management, Inc. ("SSM"), which serves as managing general partner of Silver Screen Partners, L.P., and Silver Screen Partners III, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to a license agreement with a subsidiary of Home Box Office, Inc., in the case of Silver Screen Partners, L.P., and pursuant to joint venture agreements with Disney, in the case of Silver Screen Partners III, L.P. Neither the Limited Partners nor any General Partner of Silver Screen IV other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen IV.

     Roland W. Betts, 51, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSM. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the Individual General Partner of that Partnership. Mr. Betts is also the lead owner of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of the Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P., a limited partnership which developed and operates a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 55, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr.Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 45, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President, Secretary, a Director and a principal shareholder of SSM since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 53, the President of Laidlaw Global Securities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSM since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 52, has been a Director of the Managing General Partner and SSM since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Chief Operating Officer of the Private Client Group at Furman Selz Capital Management.


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

                            CASH COMPENSATION TABLE1

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                       served

Silver Screen         Managing General           Overhead fee calculated as four
 Management            Partner                   percent  of the  Budgeted  Film
 Services, Inc.                                  Cost  (excluding  overhead)  or
                                                 Acquisition   Cost   (excluding
                                                 overhead) actually  contributed
                                                 by  Silver  Screen  IV to  each
                                                 Joint  Venture  Film,  plus 10%
                                                 per annum.  In addition,  until
                                                 the   holders   of  Units  have
                                                 received   cash   distributions
                                                 sufficient   to  reduce   their
                                                 Adjusted Capital  Contributions
                                                 plus an  amount  equal to 8% of
                                                 their     Adjusted      Capital
                                                 Contributions   per   annum  to
                                                 zero,   the  Managing   General
                                                 Partner will be allocated  0.9%
                                                 of  the  profits,   losses  and
                                                 Disbursable  Cash;   thereafter
                                                 until the holders of Units have
                                                 received   cash   distributions
                                                 sufficient   to  reduce   their
                                                 Adjusted Capital  Contributions
                                                 plus an amount  equal to 15% of
                                                 their     Adjusted      Capital
                                                 Contributions   per   annum  to
                                                 zero,   the  Managing   General
                                                 Partner will be allocated  9.9%
                                                 of  the  profits,   losses  and
                                                 Disbursable  Cash;   thereafter
                                                 the  Managing  General  Partner
                                                 will  receive   19.9%  of  such
                                                 items. During 1997,  $1,342,000
                                                 was distributed to the Managing
                                                 General       Partner      from
                                                 Disbursable Cash.

1        See definitions below.

Roland W. Betts       Individual General         Mr. Betts  is allocated 0.1% of
                      Partner                    profits, losses and Disbursable
                                                 Cash.    Mr.   Betts   received
                                                 $13,556 therefrom in 1997.



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

BUDGETED FILM  COST ... The  estimated  cost of a  Joint  Venture
                        Film,  including  contingency reserves of
                        7-1/2%  and  overhead  of  17-1/2%.   The
                        Budgeted  Film  Cost  also  includes  all
                        fixed     deferments,     bonuses     and
                        participations in gross receipts payable before the Joint Venture has recouped its investment in that Joint Venture Film, deferred guaranteed compensation and an additional development fee to Disney in the amount of $500,000.

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

     See Items 10, 11 and 12 hereof.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners IV, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:

                                                             Page
                                                             ----

         Independent auditors' reports ...................   F-1

         Balance sheets as of December 31, 1997 and
                  1996 ...................................   F-2

         Statement of operations for the years ended
                  December 31, 1997, 1996 and 1995 .......   F-3

         Statement of partners' equity for the years ended
                  December 31, 1997, 1996 and 1995 .......   F-4

         Statement of cash flows for the years ended
                  December 31, 1997, 1996 and 1995 .......   F-5

         Notes to Financial Statements ...................   F6-12


     (a)2. Financial Statement Schedules
     -----------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a)3. Exhibits
     --------------

          4         Amended   and   Restated   Agreement   of  Limited
                    Partnership.(2)

          10(a) Joint Venture Agreement dated as of December 23, 1987 by and between Silver Screen IV and the Walt Disney Company.(3)

          10(b) Distribution Agreement dated as of December 23, 1987 by and between Disney -- Silver Screen IV Joint Venture and BV Pictures Distribution Inc.(4)

          10(c) Letter Agreement dated September 11, 1995 by and between Silver Screen IV and The Walt Disney Company.(5)




--------

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


     (b) Report on Form 8-K
     ----------------------

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

                               SILVER SCREEN PARTNERS IV, L.P.
                               (a Delaware Limited Partnership)


                               By SILVER SCREEN MANAGEMENT SERVICES, INC. Managing General Partner

Dated:  March 30, 1998          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 30, 1998          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     General Partner


                                 SILVER SCREEN MANAGEMENT SERVICES, INC.
                                 Managing General Partner

Dated:  March 30, 1998          By   /s/ Roland W. Betts
                                     ------------------------------
                                     Roland W. Betts,
                                     President/Treasurer
                                     Silver Screen Management Services, Inc.

Dated:  March 30, 1998          By  /s/ Roland W. Betts           *
                                    -------------------------------
                                    Paul Bagley
                                    Director,
                                    Silver Screen Management Services, Inc.


Dated:  March 30, 1998          By  /s/ Roland W. Betts           *
                                    -------------------------------
                                    Tom A. Bernstein
                                    Director,
                                    Silver Screen Management Services, Inc.

Dated: March 30, 1998           By   /s/ Roland W. Betts           *
                                     -------------------------------
                                     John A. Tommasini
                                     Director,
                                     Silver Screen Management Services, Inc.


Dated: March 30, 1998           By   /s/ Roland W. Betts           *
                                     ------------------------------
                                     William Turchyn, Jr.
                                     Director,
                                     Silver Screen Management Services, Inc.
----------
* By Roland W. Betts, Attorney-in-Fact