Form 10-Q
period 1998-03-31
SILVER SCREEN PARTNERS IV L P
filed 1998-05-15
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

          Balance Sheets -- March 31, 1998 and December 31, 1997.

          Statement of  Operations  -- For the Three Months ended
          March 31, 1998 and 1997.

          Statements of Partners' Equity -- For the Three Months ended March 31, 1998 and the Year ended December 31,
          1997.

          Statements  of Cash Flows -- For the Three Months ended
          March 31, 1998 and 1997.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1998 were approximately $3,985,000, as compared with approximately $4,986,000 for the comparable three months in 1997. Revenues for the first three months of 1998 consisted of income from the Joint Venture of approximately $3,919,000 and interest income of approximately $66,000, while those for the comparable period in 1997 consisted of income from the Joint Venture of approximately $4,904,000 and interest income of approximately $83,000. Most of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Income from the Joint Venture decreased by approximately $985,000. Interest rates for the first three months of 1998 ranged from 5.1% to 5.63%, while those for the comparable period in 1997 ranged from 4.8% to 5.5%. The decrease in funds available for investment resulted in a decrease in interest income of approximately $17,000.

     Expenses for the three months ended March 31, 1998 were approximately $208,000 as compared with approximately $171,000 for the comparable period in 1997. Expenses relating to reporting to partners increased by approximately $12,000 while payroll expenses increased by $5,000.

     The Partnership generated net income of approximately $3,777,000 for the three months ended March 31, 1998, as compared with net income of approximately $4,815,000 for the comparable period in 1997. The decrease in net income is the result of a decrease in film revenues and an increase in expenses as stated above.

     The Partnership has commitments to thirty-three films, all of which have been completed and released, with total budgets amounting to approximately $599,000,000, of which approximately $598,838,000 has been expended as of March 31, 1998. The Joint Venture Films are: "The Good Mother," released November 4, 1988; "Beaches," released December 21, 1988; "Three Fugitives," released January 27, 1989; "Disorganized Crime," released April 14, 1989; "The Dead Poets Society," released June 2, 1989; "Turner and Hooch," released July 28, 1989; "An Innocent Man," released October 6, 1989; "Gross Anatomy," released October 20, 1989; "The Little Mermaid," released November 15, 1989; "Blaze," released December 13, 1989; "Where the Heart Is," released February 23, 1990; "Pretty Woman," released March 23, 1990; "Ernest Goes to Jail," released April 6, 1990; "Spaced Invaders," released April 27, 1990; "Dick Tracy," released June 15, 1990; "Betsy's Wedding," released June 22, 1990; "Taking Care of Business," released August 17, 1990; "Mr. Destiny," released October 12, 1990; "Rescuers Down Under," released November 16, 1990; "White Fang," released January 18, 1991; "Run," released February 1, 1991; "Scenes From A Mall," released February 22, 1991; "The Marrying Man," released April 5, 1991; "Oscar," released April 26, 1991; "One Good Cop," released May 3, 1991; "Wild Hearts Can't Be Broken," released May 24, 1991; "The Rocketeer," released June 21, 1991; "The Doctor," released July 24, 1991; "V.I. Warshawski," released July 26, 1991; "True Identity," released August 23, 1991; "Deceived," released September 27, 1991; "Beauty and the Beast," released November 15, 1991; and "Blame it on the Bellboy," released February 28, 1992.

     During  the  quarter  ended  March  31,  1998,  the  Partnership  made cash distributions to the Partners of $4,888,889. The Partnership made one distribution on January 23, 1998 in the amount of $5.50 per unit. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and that it will continue to receive revenues and make quarterly cash distributions in the future. However, revenues in upcoming quarters may be insufficient to justify making a cash distribution.

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

ITEM 3.  SELECTED FINANCIAL DATA.


                         SILVER SCREEN PARTNERS IV, L.P.
                         -------------------------------


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------



REVENUES:
  Income from Joint Venture .....................   $  3,918,926    $  4,903,755
  Interest income ...............................         65,926          82,665
                                                    ------------    ------------
                                                       3,984,852       4,986,420
EXPENSES:
   General and administrative
     expenses ...................................        207,933         171,377
                                                    ------------    ------------

Net income ......................................   $  3,776,919    $  4,815,043
                                                    ============    ============
Net income per $500 limited
   partnership unit (based on
   800,000 units outstanding) ...................   $       4.25    $       5.42
                                                    ============    ============
Cash distribution
   per $500 limited
   partnership unit .............................   $       5.50    $       0.00
                                                    ============    ============


                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------

Total assets ....................................   $ 76,604,296    $ 81,338,786
                                                    ============    ============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits:

                 Exhibit 20  --  1998 First Quarter Report

        (b)      The Partnership did not file any reports on Form
                 8-K during the quarter ended March 31, 1998.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  May 15, 1998                By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President