Form 10-Q
period 1998-06-30
SILVER SCREEN PARTNERS IV L P
filed 1998-08-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1998 Second Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1998 and December 31, 1997.

          Statements of Operations -- For the Three and Six Months ended June 30, 1998 and 1997.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1998 and the Year ended December 31, 1997.

          Statements of Cash Flows -- For the Six Months ended June 30, 1998 and 1997.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1998 were approximately $7,105,000 and $3,121,000 respectively, as compared with approximately $5,940,000 and $953,000 respectively, for the comparable periods in 1997. Revenues for the first six months and second quarter of 1998 consisted of income from the Joint Venture of approximately $6,959,000 and $3,040,000, respectively, and interest income of approximately $147,000 and $81,000, respectively, while those for the comparable periods in 1997 consisted of income from the Joint Venture of approximately $5,802,000 and $899,000, respectively, and interest income of approximately $137,000 and $55,000, respectively. All of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Income from the Joint Venture increased by approximately $1,157,000. Interest rates applicable to the Partnership's temporary investments for the first six months of 1998 ranged from 5.1% to 5.63%, while those for the comparable period in 1997 ranged from 4.9% to 5.57%. The increase in funds available for investment resulted in an increase in interest income of approximately $10,000.

     Expenses for the six months ended June 30, 1998 were approximately $389,000 as compared with approximately $262,000 for the comparable period in 1997. The expenses increased by $127,000. The increase is attributable to payroll related costs of $40,000, costs relating to reporting to limited partners of $16,000, and higher costs in general.

     The Partnership generated net income of approximately $6,716,000 for the six months ended June 30, 1998, as compared with net income of approximately $5,677,000 for the comparable period in 1997. The increase of approximately $1,039,000 in net income is primarily the result of an increase in film revenues offset by an increase in expenses as stated above.

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

     During the quarter ended June 30, 1998, the Partnership made cash distributions of $5,333,333 to the Partners. Although all of the Joint Venture Films have been released, the Partnership anticipates that future revenues will be solely derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and no additional revenues are expected until then. The final distribution is expected to occur on or before December 31, 1998.


     Investment in Joint Venture
     ---------------------------

     The Partnership entered into the Buyout Agreement with Disney dated September 11, 1995 providing for the sale to Disney of all of the Partnership's interest in the Joint Venture. The Buyout Agreement provides for the payment of the purchase price of $330,000,000, in cash (subject to certain adjustments with respect to revenues received from the exploitation of animated films). Closing is scheduled to occur on November 30, 1998 subject to satisfaction of certain customary conditions. In addition to the purchase price, the Buyout Agreement provides that Buena Vista Pictures Distribution, Inc. ("BV") would continue to account for and make payments to the Joint Venture, as required by the Distribution Agreement, for all revenues received by BV with respect to the Joint Venture Films through April 30, 1998. This provision was fulfilled.

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

ITEM 3.  SELECTED FINANCIAL DATA.

                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1998  June 30, 1998  June 30, 1997  June 30, 1997
                               -------------  -------------  -------------  -------------

Revenues:
  Income from Joint Venture      $ 3,039,865   $  6,958,791    $   898,552   $  5,802,307
  Interest income .........           80,745        146,671         54,529        137,194
                               -------------  -------------  -------------  -------------
                                 $ 3,120,610   $  7,105,462    $   953,081   $  5,939,501
Costs and Expenses:
  General and
   administrative
   expenses ...............          181,387        389,320         90,670        262,047
                               -------------  -------------  -------------  -------------

Net income ................      $ 2,939,223   $  6,716,142    $   862,411   $  5,677,454
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 800,000
  Units outstanding) ......      $      3.31   $       7.56    $      0.97   $       6.39
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit ........      $      6.00   $      11.50    $      8.75   $       8.75
                               =============  =============  =============  =============


                                              June 30, 1998                 June 30, 1998
                                              -------------                 -------------

Total assets ..............                    $ 73,805,409                  $ 74,354,405
                                              =============                 =============




                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1998 Second Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  August 13, 1998              By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President