Form 10-Q
period 1998-09-30
SILVER SCREEN PARTNERS IV L P
filed 1998-11-13
CIK 826600

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1998 Third Quarter Report of Silver Screen Partners IV, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

               Balance  Sheets  --  September  30,  1998 and
               December 31, 1997.

               Statement of  Operations -- For the Three and
               Nine  Months  ended  September  30,  1998 and
               1997.

               Statements  of  Partners'  Equity  -- For the
               Nine Months ended  September 30, 1998 and the
               Year ended December 31, 1997.

               Statements  of Cash  Flows  -- For  the  Nine
               Months ended September 30, 1998 and 1997.

               Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1998 were approximately $7,145,000 and $39,000, respectively, as compared with approximately $9,891,000 and $3,951,000, respectively, for the comparable periods in 1997. Revenues for the first nine months and third quarter of 1998 consisted of income from the Joint Venture of approximately $6,959,000 and $0, respectively, and interest income of approximately $186,000 and $39,000, respectively, while those for the comparable periods in 1997 consisted of income from the Joint Venture of approximately $9,700,000 and $3,897,000, respectively, and interest income of approximately $191,000 and $54,000, respectively. All of the films in which the Partnership has an interest have been released in the theatrical, home video and pay cable markets. Income from the Joint Venture decreased by approximately $2,741,000. Interest rates applicable to the Partnership's temporary investments for the first nine months of 1998 ranged from 4.93% to 5.63%, while those for the comparable period in 1997 ranged from 4.8% to 5.57%. The decrease in funds available for investment resulted in a decrease in interest income of approximately $5,000.

     Expenses for the nine months ended September 30, 1998 were approximately $500,000 as compared with approximately $387,000 for the comparable period in 1997. The expenses increased by $113,000. The increase is attributable to payroll related costs of $60,000, costs relating to reporting to limited partners of $30,000, and higher costs in general.

     The Partnership generated net income of approximately $6,645,000 for the nine months ended September 30, 1998, as compared with net income of approximately $9,504,000 for the comparable period in 1997. The decrease of approximately $2,859,000 in net income is primarily the result of a decrease in film revenues and an increase in expenses as stated above.

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

     During the quarter ended September 30, 1998, the Partnership made cash distributions of $4,444,444 to the Partners. All of the Joint Venture Films have been released. The Partnership anticipates that future revenues will be solely derived from the sale of its interest in the Joint Venture (see Investment in Joint Venture, below) and no additional revenues are expected until then. The final distribution is expected to occur on or before December 31, 1998.


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

ITEM 3.  SELECTED FINANCIAL DATA.


                                            SILVER SCREEN PARTNERS IV, L.P.
                                            --------------------------------

                                Three Months     Nine Months     Three Months     Nine Months
                                       Ended           Ended            Ended           Ended
                              Sept. 30, 1998  Sept. 30, 1998   Sept. 30, 1997  Sept. 30, 1997
                              --------------  ---------------  --------------  --------------
Revenues:
  Income from Joint Venture
  Interest income .........      $        -       $ 6,958,791     $ 3,897,282      $ 9,699,589
                                      39,156          185,827          54,000          191,194
                                 -----------      -----------     -----------      -----------
                                 $    39,156      $ 7,144,618     $ 3,951,282      $ 9,890,783
Costs and Expenses:
  General and
   administrative
   expenses ...............          110,696          500,016         125,108          387,155
                                 -----------      -----------     -----------      -----------

Net (loss) income .........      $   (71,540)     $ 6,644,602     $ 3,826,174      $ 9,503,628
                                 ===========      ===========     ===========      ===========

Net (loss) income per
  $500 limited partnership
  unit (based on 800,000
  Units outstanding) ......      $     (0.08)     $      7.48     $      4.30      $     10.69
                                 ===========      ===========     ===========      ===========

Cash distribution
  per $500 limited
  partnership unit ........      $      5.00      $     16.50     $       -        $      8.75
                                 ===========      ===========     ===========      ===========


                                           Sept. 30, 1998                   Sept. 30, 1997
                                           --------------                   --------------

Total assets ..............                  $ 69,488,966                     $ 78,207,69
                                            =============                    =============



                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Exhibit 20 -- 1998 Third Quarter Report

               (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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


                                  SILVER  SCREEN  PARTNERS IV,  L.P.,
                                  a Delaware limited partnership

                                   By: Silver Screen Management Services,  Inc.,
                                       Managing General Partner


Date:  November 13, 1998            By: /s/ Roland W. Betts
                                       --------------------------------
                                       Roland W. Betts, President